Form 10-Q
period 2026-06-30
ADAMS STREET CREDIT SOLUTIONS FUND
filed 2026-08-14
CIK 1772918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number
000-56831

Adams Street Credit Solutions Fund
(Exact Name of Registrant as Specified in Its Charter)

Delaware	83-4219914
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One North Wacker Drive, Suite 2700 Chicago, IL	60606
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (312)
553-7890

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	None	None
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company.
See
the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Act). Yes ☐ No ☒
As of June 30, 2026, there was no established public market for the registrant’s common shares of beneficial interest (the “Shares”). The number of the Registrant’s Class S, Class D and Class I Shares, par value $0.01 per Share, outstanding as of August 10, 2026 was 0, 0 and 3,182,454.729, respectively. Shares outstanding exclude subscriptions as of August 3, 2026 since the issuance prices have not yet been finalized.

ADAMS STREET CREDIT SOLUTIONS FUND

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

TABLE OF CONTENTS

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (this “Report”) contains forward-looking statements that involve substantial known and unknown risks, uncertainties and other factors. Undue reliance should not be placed on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about Adams Street Credit Solutions Fund (together with its consolidated subsidiaries, where applicable, “we,” “us,” “our,” “ASCEND” or the “Company”), the Company’s current and prospective portfolio investments, the Company’s industry, the Company’s beliefs and the Company’s assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond the Company’s control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

•	the Company’s future operating results and distributions;

•

changes in political, economic or industry conditions, the interest rate environment, inflationary concerns, financial and capital markets, and other external factors, including pandemic-related or other widespread health crises, inflation, supply chain disruptions and ongoing global conflicts and military actions;

•	the Company’s ability to source investment opportunities;

•	the Company’s inability to control the business operations of the Company’s portfolio companies, and potential inability to dispose of the Company’s interests in the Company’s portfolio companies;

•	the Company’s use of borrowed money to finance a portion of the Company’s investments;

•	provisions of a credit facility or other borrowings that may limit discretion in operating the Company’s business;

•	the impact of high rates of inflation;

•	changes in the general interest rate environment;

•	the valuation of the Company’s investments in portfolio companies, particularly those having no liquid trading market;

•

certain economic events which may cause holders of the Company’s common shares of beneficial interest, par value $0.01 per share (the “Shares” and such holders, the “Shareholders”), to request that the Company repurchase their Shares, which could affect the Company’s cash flow, results of operations and financial condition;

•	the Company’s ability to recover unrealized losses;

•	the impact of competition for investment opportunities;

•	the outcome and impact of any litigation or regulatory proceeding;

•	the Company’s dependence on its own and third-party communications and information systems;

•	the impact of cybersecurity risks, cyber incidents or corruption of confidential information on the Company or the Company’s portfolio companies;

•	the Company’s ability to comply with legal requirements, contractual obligations and industry standards relating to security, data protection and privacy;

•	the Company’s ability to manage the impact of any changes to current operating policies, investment criteria or strategies;

•

the ability of Adams Street Advisors, LLC (the “Adviser”), which also serves as the Company’s administrator (in such capacity, the “Administrator”), to manage and support the Company’s investment process;

•	actual and potential conflicts of interest with the Adviser;

•	the Company’s access to confidential information which may restrict the Company’s ability to take action with respect to some investments and/or potential investments;

•	restrictions on the Company’s ability to enter into transactions with the Company’s affiliates;

•	the Company’s ability to make investments that could give rise to conflicts of interest;

•

the Adviser’s liability being limited under the investment advisory agreement, dated August 19, 2025, by and between the Adviser and the Company (the “Investment Advisory Agreement”) and the requirement for the Company to indemnify the Adviser against certain liabilities, which may lead the Adviser to act in a riskier manner on the Company’s behalf than it would when acting for its own account;

•	actual and potential conflicts associated with investments by employees of Adams Street Partners, LLC and its subsidiaries and affiliated entities (“Adams Street”) in the Company;

•	the Adviser’s compliance with pay-to-play laws, regulations and policies;

•	the Company’s ability to find or replace the Administrator or sub-administrator in the event of a resignation;

•

the Company’s ability to maintain its qualification as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and to qualify and maintain its qualification as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”);

•	regulations governing the Company’s operations as a BDC and RIC which impact the Company’s ability to raise capital or borrow for investment purposes;

•	the Company’s ability to manage risks associated with leverage and investing in upper middle-market companies and common or preferred equity securities;

•	the effect of changes to tax legislation and the Company’s tax position;

•	the tax status of the enterprises in which the Company may invest;

•	the Company’s ability and the ability of the Company’s portfolio companies to manage risks associated with an economic downturn and the time period required for robust economic recovery therefrom;

•	a contraction of available credit and/or an inability to access capital markets or additional sources of liquidity;

•	a recent increase in negative global media coverage relating to the private credit industry; and

•

risks associated with possible disruption in the Company’s or the Company’s portfolio companies’ operations due to wars and other forms of conflict, terrorist acts, security operations and catastrophic events or natural disasters, such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics.

The forward-looking statements contained in this Report involve risks and uncertainties. The Company’s actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors” in the Company’s Registration Statement on Form 10 initially filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2026, as amended (the “Registration Statement”), as summarized below:

•	the Company and the Adviser have a limited operating history;

•	the Company is a privately placed BDC and investors may not be able to transfer or dispose of Shares at desired times and prices, or at all;

•	the Company may have difficulty sourcing investment opportunities;

•	the ability of the Company to achieve its investment objective is highly dependent on key personnel, who may cease to be associated with Adams Street at any point;

•	the Company may face disruptions caused by termination of the Investment Advisory Agreement or resignation of the Administrator or sub-administrator;

•	the Company generally will not control the business operations of the Company’s portfolio companies;

•	due to the illiquid nature of the Company’s holdings in the Company’s portfolio companies, the Company may not be able to dispose of the Company’s interests in the Company’s portfolio companies;

•	the Company may borrow money, which may magnify the potential for gain or loss and may increase the risk of investing in the Company;

•

the Company may establish one or more credit facilities and enter into other financing arrangements for a range of purposes; however, there can be no assurance that the Company will be able to timely repay borrowings under any such credit facility, renew any such credit facility on attractive terms or at all, or obtain additional financing or enter into new credit facilities;

•

the activities of the Company and its portfolio investments could be materially adversely affected by changes in market, economic, political or regulatory conditions, as well as by numerous other factors outside the control of the Adviser or its affiliates;

•

the Company’s investments in direct originations of secured debt (which the Company refers to as “Middle Market Senior Loans”), including first lien senior secured loans (which may include stand-alone first lien loans, first lien/last out loans and “unitranche” loans) and second lien senior secured loans, with the balance of its assets invested in higher yielding investments (which may include unsecured debt, mezzanine debt and investments in equities) involve a number of significant risks;

•

the securities in which the Company intends to invest typically are not rated by any rating agency, and if they were rated, they would be below investment grade (rated lower than “Baa3” by Moody’s Ratings and lower than “BBB-” by Fitch Ratings, Inc. or Standard & Poor’s Financial Services LLC), which is often referred to as “junk.” These investments may include companies operating in workout or bankruptcy modes, and so they may face heightened financial, operational, legal and strategic risks. Investing in companies undergoing workouts or bankruptcy proceedings carries heightened legal risks, including fraudulent conveyance, voidable preference, and equitable subordination. These securities are risky and highly speculative, and the Company could lose all or part of the Company’s investment;

•	the Company’s investments in portfolio companies may be risky, and the Company could lose all or part of its investments;

•

the recent increase in negative global media coverage relating to the private credit industry, driven by concerns over liquidity, concentration risk and valuation uncertainty, could lead to a higher volume of repurchase requests, which could materially and adversely affect the cash flow, results of operations and financial condition of the Company and its portfolio investments;

•

there is no assurance that the performance of the Company will equal or exceed past performance of other investment vehicles, to which Adams Street provides investment advisory services, including other business development companies and commingled private funds, separately managed accounts, funds of one and other similar vehicles and accounts or Adams Street Credit Solutions Fund, LP, a Delaware limited partnership, and prior thereto, a Delaware limited liability company, that was exempt from registration under the 1940 Act pursuant to Section 3(c)(7) thereof;

•

reporting requirements under the Exchange Act of 1934, as amended (the “1934 Act”) and the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), including Section 404 internal control requirements;

•	the Company is an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and reduced disclosure requirements may make Shares less attractive to investors;

•	legal, tax and regulatory changes could occur that may adversely affect the Company at any time;

•

the capital markets may experience periods of disruption and instability, including as a result of United States trade policy developments, tariffs and other trade restrictions. Such market conditions may materially and adversely affect the debt and equity capital markets, which may have a negative impact on the Company’s business and operations; and

•	global economic, political and market conditions may adversely affect the Company’s business, financial condition and results of operations, including the Company’s revenue growth and profitability.

Although the Company believes that the assumptions on which these forward-looking statements are based are reasonable, any of the assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Report should not be regarded as a representation by the Company that the Company’s plans and objectives will be achieved.

For more information regarding the risks and uncertainties that the Company faces, see the section entitled “Item 1A. Risk Factors” in the Registration Statement and any such updated risks included herein or in the Company’s periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this document. Shareholders should read this Report and the documents that the Company references herein and has filed as exhibits hereto with the understanding that its actual future results, levels of activity, performance and achievements may be materially different from what the Company expects. The Company qualifies all of its forward-looking statements by these cautionary statements. Except as required by applicable law, the Company does not plan to publicly update or revise any forward-looking statements contained in this Report, whether as a result of any new information, future events or otherwise.

Shareholders should not place undue reliance on these forward-looking statements, which apply only as of the date of this Report. Moreover, the Company assumes no duty and does not undertake any obligation to update the forward-looking statements and projections contained in this Report, except as required by applicable law. Because the Company is an investment company, the forward-looking statements and projections contained in this Report are excluded from the safe harbor protection provided by Section 21E of the 1934 Act and Section 27A of the Securities Act of 1933, as amended (the “1933 Act”).

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ADAMS STREET CREDIT SOLUTIONS FUND AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(unaudited) (thousands of dollars, except share and per share amounts)

	June 30, 2026	December 31, 2025
	(unaudited)
Assets
Investments – non-controlled/non-affiliated, at fair value:
First lien loans (Amortized cost of $124,531 and $94,929, respectively)	$124,593	$95,185
Short-term investments (Amortized cost of $953 and $0, respectively)	953	—
Cash	18	535
Restricted cash	1,572	1,451
Prefunded investments	5,049	—
Receivable for interest and other income	711	483
Deferred offering costs	249	—
Prepaid expenses and other assets	53	29
Other receivables	30	28

Total assets	$133,228	$97,711

Liabilities
Promissory note (Note 5)	$—	$50,000
Credit facility, net of deferred financing costs of $1,647 and $478, respectively (Note 5)	67,603	43,272
Due to affiliates (Note 4)	814	844
Distributions payable (Note 8)	460	—
Accrued expenses and other liabilities	458	314
Interest and credit facility fees payable	289	202
Management fee payable	125	—
Incentive fees payable	109	—

Total liabilities	$69,858	$94,632

Commitments and contingencies (Note 6)
Class I Shares (par value $0.01 per share, 3,067,397 shares issued and outstanding as of June 30, 2026)	31	—
Preferred Shares (par value $0.01 per share, 515 shares issued and outstanding as of June 30, 2026)	—	—
Additional paid in capital	62,878	—
Distributable earnings (loss)	461	3,079

Total net assets	$63,370	$3,079

Total liabilities and net assets	$133,228	$97,711

Net assets per Class I Share	$20.22	—

The accompanying notes are an integral part of these consolidated financial statements.

ADAMS STREET CREDIT SOLUTIONS FUND AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited) (thousands of dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Investment income:
From non-controlled/non-affiliated investments
Interest income	$2,639	$772	$4,930	$1,239
PIK interest income	228	8	325	8
Other income	3	1	28	1

Total investment income from non-controlled/non-affiliated investments	2,870	781	5,283	1,248
Total investment income	2,870	781	5,283	1,248
Expenses:
Interest expense and credit facility fees (Note 5)	$1,117	$777	$2,754	$1,264
Professional fees	524	67	846	73
Organizational expenses	388	1,572	857	1,579
Administration fees	202	66	384	66
Management fees	125	—	125	—
Incentive fees	109	—	109	—
Offering costs	86	—	139	—
Other general and administrative expenses	41	16	124	16

Total expenses before expense support and waivers	2,592	2,498	5,338	2,998
Expense support and waivers (Notes 4 and 5)	(1,077)	(1,572)	(3,156)	(1,579)

Net expenses after expense support and waivers	1,515	926	2,182	1,419

Net investment income (loss) before taxes	1,355	(145)	3,101	(171)
Tax expense	—	—	61	—

Net investment income (loss) after taxes	1,355	(145)	3,040	(171)
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments
Non-controlled/non-affiliated investments	6	1	14	2
Non-controlled/affiliated investments	—	(65)	—	(65)
Net change in unrealized appreciation/(depreciation) on investments
Non-controlled/non-affiliated investments	(133)	268	(194)	299
Non-controlled/affiliated investments	—	(110)	—	(110)

Net realized and unrealized gain (loss) on investments	(127)	94	(180)	126

Net increase (decrease) in net assets resulting from operations (Note 9)	$1,228	$(51)	$2,860	$(45)

The accompanying notes are an integral part of these consolidated financial statements.

ADAMS STREET CREDIT SOLUTIONS FUND AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited) (thousands of dollars, except share and per share amounts)

		Class I Shares			Preferred Shares
	Share	Par Amount	Additional Paid in Capital	Shares	Par Amount	Additional Paid in Capital	Distributable Earnings (Loss)	Total Net Assets
Opening Balance at December 31, 2025	—	$—	$—	—	$—	$—	$3,079	$3,079
Net investment income (loss)	—	—	—	—	—	—	1,685	1,685
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	—	(53)	(53)

Net increase (decrease) in net assets resulting from operations	—	—	—	—	—	—	1,632	1,632
Distributions declared from net investment income	—	—	—	—	—	—	(4,516)	(4,516)

Net increase (decrease) in net assets from shareholder distributions	—	—	—	—	—	—	(4,516)	(4,516)

Total increase (decrease) for the three months ended	—	—	—	—	—	—	(2,884)	(2,884)

Ending Balance at March 31, 2026	$—	$—	$—	$—	$—	$—	$195	$195

Net investment income (loss)	—	—	—	—	—	—	1,355	1,355
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	—	(127)	(127)

Net increase (decrease) in net assets resulting from operations	—	—	—	—	—	—	1,228	1,228

Capital contributions from shareholders	3,067,103	31	61,434	515	—	1,438	—	62,903
Reinvestment of shareholder distributions	294	—	6	—	—	—	—	6
Distributions declared from net investment income
Class I Shares	—	—	—	—	—	—	(885)	(885)
Preferred Shares	—	—	—	—	—	—	(77)	(77)

Total distributions declared from net investment income	—	—	—	—	—	—	(962)	(962)
Net increase (decrease) in net assets from shareholder	294	—	6	—	—	—
contributions and distributions	3,067,397	31	61,440	515	—	1,438	(962)	61,947

Total increase (decrease) for the three months ended	3,067,397	31	61,440	515	—	1,438	266	63,175

Ending Balance at June 30, 2026	3,067,397	$31	$61,440	515	$—	$1,438	$461	$63,370

The accompanying notes are an integral part of these consolidated financial statements.

ADAMS STREET CREDIT SOLUTIONS FUND AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited) (thousands of dollars)

	Distributable Earnings (Loss)	Total Net Assets
Opening Balance at December 31, 2024	$(397)	$(397)
Net investment income (loss)	(26)	(26)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	32	32

Net increase (decrease) in net assets resulting from operations	6	6
Total increase (decrease) for the three months ended	6	6

Ending Balance at March 31, 2025	$(391)	$(391)

Net investment income (loss)	(145)	(145)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	94	94

Net increase (decrease) in net assets resulting from operations	(51)	(51)
Total increase (decrease) for the three months ended	(51)	(51)

Ending Balance at June 30, 2025	$(442)	$(442)

The accompanying notes are
an i
ntegral part of these consolidated financial statements.

ADAMS STREET CREDIT SOLUTIONS FUND AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) (thousands of dollars)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$2,860	$(45)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	163	97
Accretion of discounts on investments	(125)	(34)
Net realized (gain) loss on investments	(14)	63
Net change in unrealized (appreciation) depreciation on investments	194	(189)
Cost of investments purchased	(30,668)	(42,541)
Proceeds from repayments and sales of investments	1,530	182
Net (purchases) sales of short-term investments	(953)	—
Payment-in-kind interest capitalized	(325)	(8)
Changes in operating assets and liabilities:
Receivable for interest and other income	(228)	(89)
Deferred offering costs	(249)	—
Prepaid expenses and other assets	(24)	(1,351)
Other receivables	(1)	—
Prefunded investments	(5,049)	(7,558)
Due to affiliates	(30)	90
Accrued expenses and other liabilities	144	66
Interest and credit facility fees payable	87	896
Management fee payable	125	—
Incentive fees payable	109	—
Payable for securities purchased	—	9,733

Net cash used in operating activities	(32,454)	(40,688)
Cash flows from financing activities:
Capitalization of deferred financing costs	(1,332)	—
Capital contributions	12,908	—
Capital distributions, net of distributions payable	(5,018)	—
Proceeds from promissory note borrowings	—	31,727
Borrowings from line of credit	35,000	21,500
Repayments from line of credit	(9,500)	0

Net cash provided by financing activities	32,058	53,227

Net decrease in cash and restricted cash	(396)	12,539
Cash and restricted cash, beginning of period	1,986	346

Cash and restricted cash, end of period	$1,590	$12,885

Supplemental disclosures
Interest, including credit facility fees, paid during the period	$2,667	$368
Distributions payable	460	—
Cash paid during the period for taxes	61	—
Conversion of promissory note to Class I Shares	50,000	—
The following table provides a reconciliation of cash and restricted cash reported within the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of
	June 30, 2026	June 30, 2025
Cash	$18	$12,885
Restricted cash	1,572	—

Total cash and restricted cash shown in the Consolidated Statements of Cash Flows (1)	$1,590	$12,885

(1)	See Note 2 - Significant Accounting Policies for a description of cash and restricted cash.
The accompanying notes are an integral part of these consolidated financial statements.

ADAMS STREET CREDIT SOLUTIONS FUND
AN
D SUBSIDIARI
E
S
CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF JUNE 30, 2026

									Amounts in thousands of dollars
Investments+#(b)	Reference Rate and Spread (a)	Credit Spread Adjustment	PIK Interest Rate	Unfunded Fee Rate	Interest Rate Floor	Interest Rate	Maturity Date	Par Amount/ Units	Amortized Cost^	Fair Value	% of Net Assets**
Investments – non-controlled/non-affiliated
First Lien Loans ~
Advertising
Tranzact (1)	S + 5.75%	N/A	N/A	1.00%	0.75%	N/A	12/31/2031	589	$(5)	$—	0.00%
Tranzact (2)	S + 5.75%	N/A	N/A	N/A	0.75%	9.48%	12/31/2031	3,656	3,598	3,656	5.77%

									3,593	3,656	5.77%

Aerospace & Defense
Eagle US Purchaser Inc (2)	S + 5.00%	N/A	N/A	N/A	0.75%	8.73%	12/31/2032	3,545	3,496	3,527	5.57%
Fastener Distribution Holdings (1)	S + 4.75%	N/A	N/A	1.00%	0.75%	8.48%	11/04/2031	942	356	361	0.57%
Spectrum Control (2)	S + 5.50%	N/A	N/A	N/A	0.75%	9.15%	06/05/2033	4,390	4,347	4,347	6.86%
Spectrum Control (1)	S + 5.50%	N/A	N/A	0.50%	0.75%	N/A	06/05/2033	100	—	—	0.00%
Spectrum Control (1)	S + 5.50%	N/A	N/A	0.50%	0.75%	N/A	06/05/2033	100	(1)	(1)	0.00%
Triumph Group (2)	S + 6.00%	N/A	2.875%	N/A	1.00%	9.01%	07/24/2032	10,145	10,059	10,094	15.93%

									18,257	18,328	28.93%

Air Freight & Logistics
Kenco (2)	S + 4.25%	N/A	N/A	N/A	1.00%	7.92%	11/15/2029	1,786	1,773	1,786	2.82%

Application Software
Appfire	S + 4.75%	N/A	N/A	N/A	1.00%	8.48%	03/09/2028	2	2	2	0.01%
Mimecast (2)	S + 4.50%	N/A	N/A	N/A	0.75%	8.14%	05/18/2029	9,658	9,658	9,658	15.24%
Mimecast (2)	S + 4.50%	N/A	N/A	1.00%	0.75%	8.14%	05/18/2029	51	51	51	0.08%
Mimecast (2)	S + 4.50%	N/A	N/A	N/A	0.75%	8.14%	05/18/2029	89	88	89	0.14%
Movable Ink (2)	S + 5.50%	N/A	2.25%	N/A	0.75%	9.18%	07/16/2032	5,000	4,957	4,950	7.81%
NetWrix Corporation (1)	S + 4.75%	N/A	N/A	1.00%	0.75%	8.39%	06/11/2029	127	12	11	0.02%
NetWrix Corporation (2)	S + 4.75%	N/A	N/A	N/A	0.75%	8.39%	06/11/2029	31	31	30	0.05%
User Zoom (2)	S + 7.25%	N/A	1.00%	N/A	0.75%	10.90%	04/05/2029	225	223	220	0.35%
User Zoom (2)	S + 7.75%	N/A	1.50%	N/A	0.75%	11.40%	04/05/2029	254	249	251	0.40%
User Zoom (2)	S + 7.75%	N/A	1.50%	N/A	1.00%	11.42%	04/05/2029	75	74	75	0.12%

									15,345	15,337	24.10%

Broadcasting
Program Productions (2)	S + 5.25%	N/A	N/A	1.00%	0.75%	8.98%	06/05/2031	794	782	794	1.26%

Commodity Chemicals
Pexco (2)	S + 5.50%	0.15%	N/A	N/A	0.75%	9.38%	03/08/2028	1,452	1,440	1,445	2.28%
Pexco (2)	S + 5.50%	0.15%	N/A	1.00%	0.75%	9.31%	03/08/2028	123	122	122	0.20%
Pexco (2)	S + 5.50%	0.15%	N/A	N/A	0.75%	9.31%	03/08/2028	917	908	913	1.44%

									2,470	2,480	3.92%

Construction & Engineering
Greenwood Operating Group (2)	S + 5.50%	N/A	N/A	N/A	1.00%	9.23%	05/07/2031	5,869	5,774	5,869	9.26%
Overhead Garage Door (2)	S + 5.25%	N/A	N/A	0.75%	1.00%	9.04%	07/02/2030	467	460	467	0.74%
Overhead Garage Door (2)	S + 5.25%	N/A	N/A	N/A	1.00%	8.91%	03/31/2030	419	415	419	0.66%
Pavement Preservation Acquisition (2)	S + 5.25%	N/A	N/A	N/A	1.00%	8.91%	08/09/2030	3,787	3,734	3,778	5.97%
Pavement Preservation Acquisition (2)	S + 5.25%	N/A	N/A	0.75%	1.00%	8.91%	08/09/2030	24	23	24	0.04%

									10,406	10,557	16.67%

Diversified Real Estate Activities
BMS Enterprises (2)	S + 6.00%	0.15%	N/A	N/A	1.00%	9.88%	09/30/2026	70	70	68	0.11%
BMS Enterprises (2)	S + 6.00%	0.15%	N/A	1.00%	1.00%	9.88%	09/30/2026	37	37	36	0.06%

									107	104	0.17%

The accompanying notes are an integral part of these consolidated financial statements.

ADAMS STREET CREDIT SOLUTIONS FUND AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF JUNE 30, 2026

									Amounts in thousands of dollars
Investments+#(b)	Reference Rate and Spread (a)	Credit Spread Adjustment	PIK Interest Rate	Unfunded Fee Rate	Interest Rate Floor	Interest Rate	Maturity Date	Par Amount/ Units	Amortized Cost^	Fair Value	% of Net Assets**
Diversified Support Services
Kanawha Scales & Systems (2)	S + 4.25%	N/A	N/A	N/A	0.75%	7.91%	11/12/2032	686	$679	$682	1.08%
PrimeFlight (2)	S + 5.25%	N/A	N/A	N/A	1.00%	8.91%	05/01/2029	184	183	184	0.29%
PrimeFlight (2)	S + 4.75%	N/A	N/A	N/A	1.00%	8.39%	05/01/2029	210	209	210	0.33%
PrimeFlight (2)	S + 4.75%	N/A	N/A	N/A	1.00%	8.41%	05/01/2029	1,680	1,665	1,680	2.65%
Solairus — Ancient (1)	S + 4.75%	N/A	N/A	1.00%	1.00%	N/A	07/22/2030	985	(4)	—	0.00%
Xylem Kendall (2)	S + 5.75%	0.26%	N/A	1.00%	1.00%	9.74%	04/22/2030	1,302	1,302	1,302	2.05%
Xylem Kendall (2)	S + 5.75%	0.26%	N/A	1.00%	1.00%	9.74%	04/22/2030	449	444	449	0.71%
Xylem Kendall (2)	S + 5.75%	0.26%	N/A	1.00%	1.00%	9.74%	04/22/2030	1,950	1,926	1,950	3.08%

									6,404	6,457	10.19%

Electrical Components & Equipment
IEM (2)	S + 4.75%	N/A	N/A	N/A	0.50%	8.37%	12/03/2031	2,958	2,926	2,958	4.67%
IEM (1)	S + 4.75%	N/A	N/A	1.00%	0.50%	N/A	12/03/2031	527	—	—	0.00%

									2,926	2,958	4.67%

Electronic Components
Excelitas Technologies	S + 5.25%	N/A	N/A	N/A	0.75%	8.89%	08/13/2029	838	829	838	1.32%

Environmental & Facilities Services
Broadway Buyer LLC (2)	S + 4.25%	N/A	N/A	N/A	0.75%	7.98%	12/01/2032	296	293	295	0.47%
HES Facility Management (2)	S + 5.25%	N/A	2.875%	N/A	0.75%	8.98%	03/02/2033	1,176	1,165	1,170	1.85%

									1,458	1,465	2.32%

Food Distributors
Recipe Acquisition Corp (1)	S + 5.00%	N/A	N/A	1.00%	1.00%	8.73%	07/31/2031	1,067	146	145	0.23%
Recipe Acquisition Corp (2)	S + 5.00%	N/A	N/A	N/A	1.00%	8.73%	07/31/2031	4,103	4,073	4,082	6.44%

									4,219	4,227	6.67%

Gas Utilities
Gas Innovations (1)	S + 5.25%	N/A	N/A	1.00%	1.00%	8.99%	03/01/2030	176	96	98	0.15%
Gas Innovations (2)	S + 5.25%	N/A	N/A	1.00%	1.00%	8.98%	03/01/2030	148	146	148	0.24%

									242	246	0.39%

Health Care Equipment
US Med Equip (2)	S + 5.75%	0.15%	N/A	1.00%	1.00%	9.56%	05/24/2029	127	127	127	0.20%
VSC Specialty Molding Acquisition LLC (2)	S + 4.25%	N/A	N/A	N/A	0.75%	7.90%	10/06/2031	418	414	415	0.65%

									541	542	0.85%

Health Care Services
Caring Brands International (2)	S + 6.50%	0.15%	0.75%	N/A	1.00%	10.32%	10/25/2027	4,074	4,056	4,033	6.37%
Circle Surrogacy (2)	S + 6.00%	0.10%	N/A	N/A	0.75%	9.83%	12/28/2027	1,345	1,334	1,345	2.12%
Dental365 (2)	S + 5.00%	N/A	N/A	N/A	0.75%	8.64%	08/05/2028	124	123	124	0.20%
Dental365 (2)	S + 5.00%	N/A	N/A	1.00%	0.75%	8.62%	08/05/2028	183	181	183	0.29%
Dental365 (2)	S + 5.00%	N/A	N/A	1.00%	0.75%	8.64%	08/05/2028	184	182	184	0.29%
Matrix Medical (2)	S + 5.25%	N/A	N/A	N/A	0.75%	8.89%	04/01/2030	2,625	2,592	2,599	4.10%
US Orthopedic Partners (2)	S + 6.25%	0.15%	N/A	N/A	1.00%	10.07%	03/23/2027	102	102	100	0.16%
US Orthopedic Partners (2)	S + 8.25%	0.15%	N/A	N/A	1.00%	12.06%	03/23/2027	31	31	30	0.05%
US Orthopedic Partners (2)	S + 6.25%	0.15%	N/A	N/A	1.00%	10.07%	03/23/2027	315	314	307	0.49%
US Orthopedic Partners (2)	S + 6.25%	0.15%	N/A	1.00%	1.00%	10.07%	03/23/2027	545	542	531	0.84%
US Orthopedic Partners (2)	S + 6.50%	0.15%	N/A	N/A	1.00%	10.32%	03/23/2027	959	953	937	1.48%
US Orthopedic Partners (2)	S + 8.25%	0.15%	N/A	N/A	1.00%	12.06%	03/23/2027	179	179	175	0.28%

									10,589	10,548	16.67%

The accompanying notes are an
integral
part of these consolidated financial statements.

ADAMS STREET CREDIT SOLUTIONS FUND AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF JUNE 30, 2026

									Amounts in thousands of dollars
Investments+#(b)	Reference Rate and Spread (a)	Credit Spread Adjustment	PIK Interest Rate	Unfunded Fee Rate	Interest Rate Floor	Interest Rate	Maturity Date	Par Amount/ Units	Amortized Cost^	Fair Value	% of Net Assets**
Health Care Supplies
Tidi (2)	S + 4.50%	N/A	N/A	1.00%	1.00%	8.14%	12/19/2029	993	$979	$993	1.57%

Human Resource & Employment Services
CLS (1)(2)	S + 5.00%	N/A	N/A	1.00%	1.00%	8.73%	03/27/2030	29	25	26	0.04%
CLS (2)	S + 5.00%	N/A	N/A	0.75%	1.00%	8.67%	03/27/2030	79	78	79	0.12%

									103	105	0.16%

Industrial Machinery & Supplies & Components
Burke Porter Group (2)	S + 7.85%	N/A	5.00%	N/A	0.75%	11.58%	07/29/2029	2,095	2,073	1,571	2.48%

Insurance Brokers
Beyond Risk (2)	S + 4.75%	N/A	N/A	N/A	0.75%	8.39%	03/11/2033	5,000	4,952	4,975	7.85%

Interactive Media & Services
Syndigo LLC (2)	S + 5.00%	N/A	N/A	N/A	0.75%	8.67%	09/02/2032	3,483	3,452	3,430	5.42%

IT Consulting & Other Services
Onesource Virtual (2)	S + 4.75%	N/A	2.875%	N/A	0.50%	8.48%	01/30/2033	3,425	3,409	3,416	5.39%
Upstack Holdco (2)	S + 5.00%	N/A	N/A	N/A	0.75%	8.63%	08/25/2031	1,990	1,975	1,990	3.14%

									5,384	5,406	8.53%

Life Sciences Tools & Services
Emmes (2)	S + 5.75%	N/A	3.375%	N/A	0.75%	9.41%	07/07/2028	594	590	593	0.94%
Emmes (2)	S + 5.75%	N/A	3.375%	1.00%	0.75%	9.41%	07/07/2028	398	394	397	0.63%

									984	990	1.57%

Marine Ports & Services
Drew Marine (2)	S + 4.50%	N/A	N/A	N/A	0.75%	8.15%	02/09/2033	484	480	482	0.76%

Other Specialty Retail
FASTSIGNS International (2)	S + 5.25%	0.10%	N/A	N/A	1.00%	8.99%	03/13/2028	447	446	447	0.71%

Pharmaceuticals
Harmony Foods LLC (2)	S + 4.00%	N/A	N/A	N/A	1.00%	7.73%	01/30/2031	1,560	1,553	1,560	2.46%

Real Estate Services
Continuum (2)	S + 6.00%	0.26%	N/A	1.00%	1.00%	9.99%	09/10/2027	2,153	2,135	2,153	3.40%
Continuum (2)	S + 6.00%	0.26%	N/A	N/A	1.00%	9.99%	09/10/2027	583	579	583	0.92%

									2,714	2,736	4.32%

Specialized Consumer Services
Four Seasons (2)	S + 5.50%	N/A	N/A	1.00%	0.75%	9.14%	11/18/2028	48	47	48	0.08%
Four Seasons (2)	S + 5.50%	N/A	N/A	N/A	0.75%	9.14%	11/18/2028	96	95	96	0.15%
Goettl Home Services	S + 7.25%	0.15%	6.25%	N/A	0.75%	11.13%	12/10/2028	17	16	15	0.03%
Goettl Home Services	S + 7.25%	0.15%	6.25%	1.00%	0.75%	11.13%	12/10/2028	41	41	38	0.06%
Goettl Home Services	S + 7.25%	0.15%	6.25%	N/A	0.75%	11.13%	12/10/2028	301	299	273	0.43%
Orion Services Group LLC (2)	S + 5.25%	N/A	N/A	N/A	1.00%	8.91%	01/22/2032	4,988	4,939	4,963	7.83%
Window Nation (2)	S + 5.00%	0.10%	N/A	N/A	0.75%	8.74%	07/16/2028	1,191	1,182	1,191	1.88%
Window Nation (2)	S + 5.75%	0.10%	N/A	N/A	0.75%	9.49%	07/16/2028	779	766	779	1.23%

									7,385	7,403	11.69%

The accompanying notes are an integral part of these consolidated financial statements.

ADAMS STREET CREDIT SOLUTIONS FUND AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF JUNE 30, 2026

									Amounts in thousands of dollars
Investments+#(b)	Reference Rate and Spread (a)	Credit Spread Adjustment	PIK Interest Rate	Unfunded Fee Rate	Interest Rate Floor	Interest Rate	Maturity Date	Par Amount/ Units	Amortized Cost^	Fair Value	% of Net Assets**
Specialty Chemicals
Buckman (2)	S + 4.75%	N/A	N/A	N/A	0.75%	8.42%	07 / 01/2032	7,379	$7,316	$7,342	11.59%
PLZ Corp. (2)	S + 5.00%	N/A	N/A	N/A	0.75%	8.64%	03/31/2032	5,000	4,904	4,950	7.81%

									12,220	12,292	19.40%

Trading Companies & Distributors
Dana Safety Supply (1)(2)	S + 5.00%	N/A	N/A	1.00%	1.00%	8.64%	10/15/2030	370	324	327	0.52%
Dana Safety Supply (2)	S + 5.00%	N/A	N/A	N/A	1.00%	8.64%	10/15/2030	1,553	1,541	1,553	2.45%

									1,865	1,880	2.97%

Total First Lien Loans ~									124,531	124,593	196.61%

Short-Term Investments
State Street Institutional Treasury Plus Money Market Fund - Premier Class						3.60%		953	953	953	1.50%

Total Short-Term Investments									953	953	1.50%

Total Investments – non-controlled/non-affiliated									125,484	125,546	198.12%

Total Investments									$125,484	$125,546	198.12%

~	The Schedule of Investments discloses investments at fair value as a percentage of the net assets of Adams Street Credit Solutions Fund and its subsidiaries (collectively, the “Company”).
^	For loan positions, cost represents original cost adjusted for the amortization of discounts and premiums, as applicable, using the effective interest method.
+	Unless otherwise noted, the issuer of each investment is domiciled in the United States.
#
Substantially all investments were valued using unobservable inputs and are considered Level 3 investments, except for short-term investments classified as Level 1. Fair value was determined in good faith by Adams Street Advisors, LLC (the “Adviser”) (Note 3), pursuant to the Company’s valuation policy. Additionally, all investments are income producing unless otherwise indicated.

**	Certain industries are shown as 0% due to rounding.
(a)
Certain investments are subject to an interest rate floor. Variable-rate loans bear interest at the applicable spread plus the greater of (i) the applicable interest-rate floor and (ii) the Secured Overnight Financing Rate (“SOFR” or “S”), including any applicable SOFR adjustment. For positions with multiple outstanding contracts, the spread and reference rate for the largest outstanding contract are shown.

(b)
Unless otherwise indicated, all investments are
non-controlled,
non-affiliated
investments. A
non-controlled,
non-affiliated
investment is one in which the Company owns less than 5% of a portfolio company’s outstanding voting securities and does not have the power to control the management or policies of that portfolio company. As of June 30, 2026, all of the Company’s investments met this definition.

(1)
Position or portion thereof is an unfunded commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value, if applicable, results primarily from unamortized fees, which are capitalized to the investment cost. The unfunded commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments:

(2)	Invested through ASP BDC Lev Facilitation LLC. All or a portion of these investments are pledged as collateral under the Wells Fargo Credit Facility (as defined in Note 5 - Borrowings).

The accompanying notes are an integral part of these consolidated financial statements.

ADAMS STREET CREDIT SOLUTIONS FUND AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF JUNE 30, 2026

The following table shows the Company’s unfunded commitments and related fair values by portfolio company as of June 30, 2026 (dollar amounts in thousands):

Investments – non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
CLS	First Amendment Delayed Draw Term Loan	03/27/2030	$3	$—
Dana Safety Supply	Delayed Draw Term Loan	10/15/2030	43	—
Fastener Distribution Holdings	Delayed Draw Term Loan	11/04/2031	580	—
Gas Innovations	Fourth Incremental Delayed Draw Term Loan	03/01/2030	78	—
IEM	Second Incremental Delayed Draw Term Loan	12/03/2031	527	—
NetWrix Corporation	Incremental Delayed Draw Term Loan	06/11/2029	113	(2)
Recipe Acquisition Corp	Delayed Draw Term Loan	07/31/2031	917	(5)
Solairus - Ancient	Incremental Delayed Draw Term Loan	07/22/2030	985	—
Spectrum Control	Delayed Draw Term Loan	06/05/2033	100	—
Spectrum Control	Revolver	06/05/2033	100	(1)
Tranzact	Delayed Draw Term Loan	12/31/2031	588	—

Total unfunded commitm en ts			$4,034	$(8)

The following table shows the portfolio composition of first lien loans by geographic region at amortized cost and fair value as a percentage of total first lien loan investments in portfolio companies. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which is not always indicative of the primary source of the portfolio company’s business (dollar amounts in thousands):

	As of June 30, 2026
Geography - % of Fair Value	Amortized Cost		Fair Value

United States	$124,531	100.00%	$124,593	100.00%

	$124,531	100.00%	$124,593	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

ADAMS STREET CREDIT SOLUTIONS FUND AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF JUNE 30, 2026

The following table shows the composition of the Company’s investment portfolio by industry at amortized cost and fair value, excluding short-term investments, as of June 30, 2026 (dollar amounts in thousands):

Industry allocation	Cost	Fair Value	% of Investment at Fair Value**	% of Net Assets at Fair Value**
Advertising	$3,593	$3,656	3%	6%
Aerospace & Defense	18,257	18,328	15%	29%
Air Freight & Logistics	1,773	1,786	1%	3%
Application Software	15,345	15,337	12%	24%
Broadcasting	782	794	1%	1%
Commodity Chemicals	2,470	2,480	2%	4%
Construction & Engineering	10,406	10,557	9%	17%
Diversified Real Estate Activities	107	104	0%	0%
Diversified Support Services	6,404	6,457	5%	10%
Electrical Components & Equipment	2,926	2,958	2%	5%
Electronic Components	829	838	1%	1%
Environmental & Facilities Services	1,458	1,465	1%	2%
Food Distributors	4,219	4,227	3%	7%
Gas Utilities	242	246	0%	0%
Health Care Equipment	541	542	1%	1%
Health Care Services	10,589	10,548	9%	17%
Health Care Supplies	979	993	1%	2%
Human Resource & Employment Services	103	105	0%	0%
Industrial Machinery & Supplies & Components	2,073	1,571	1%	2%
Insurance Brokers	4,952	4,975	4%	8%
Interactive Media & Services	3,452	3,430	3%	5%
IT Consulting & Other Services	5,384	5,406	4%	9%
Life Sciences Tools & Services	984	990	1%	2%
Marine Ports & Services	480	482	0%	1%
Other Specialty Retail	446	447	0%	1%
Pharmaceuticals	1,553	1,560	1%	2%
Real Estate Services	2,714	2,736	2%	4%
Specialized Consumer Services	7,385	7,403	6%	12%
Specialty Chemicals	12,220	12,292	10%	19%
Trading Companies & Distributors	1,865	1,880	2%	3%

	$124,531	$124,593	100%	197%

**	Certain industries are shown as 0% due to rounding

The accompanying notes are an integral part of these consolidated financial statements.

ADAMS STREET CREDIT SOLUTIONS FUND AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF DECEMBER 31, 2025

								Amounts in thousands of dollars
Investments+#(b)	Reference Rate and Spread (a)	Credit Spread Adjustment	PIK Interest Rate	Unfunded Fee Rate	Interest Rate	Maturity Date	Par Amount/ Units	Amortized Cost^	Fair Value	% of Net Assets**
Investments – non-controlled/non-affiliated
First Lien Loans ~
Advertising
Tranzact (1)	S + 5.75%	N/A	N/A	1.00%	N/A	12/31/2031	589	$(5)	$—	0.00%
Tranzact (2)	S + 5.75%	N/A	N/A	N/A	9.42%	12/31/2031	3,674	3,611	3,675	3.81%

								3,606	3,675	3.81%
Aerospace & Defense
Beaufort (2)	S + 5.00%	N/A	N/A	N/A	8.67%	12/31/2032	3,554	3,501	3,501	3.63%
Fastener Distribution Holdings (1)	S + 4.75%	N/A	N/A	1.00%	8.42%	11/04/2031	944	358	363	0.38%
Triumph Group (2)	S + 5.38%	N/A	2.85%	N/A	9.25%	07/24/2032	10,048	9,955	9,998	10.38%

								13,814	13,862	14.39%
Air Freight & Logistics
Kenco (2)	S + 4.50%	N/A	N/A	N/A	8.70%	11/15/2029	1,795	1,781	1,795	1.86%

Application Software
Appfire (1)	S + 4.75%	N/A	N/A	1.00%	N/A	03/09/2028	187	(1)	—	0.00%
Mimecast (2)	S + 4.50%	N/A	N/A	N/A	8.22%	05/18/2029	9,708	9,708	9,708	10.08%
Mimecast (2)	S + 4.50%	N/A	N/A	N/A	8.22%	05/18/2029	51	51	51	0.05%
Mimecast (2)	S + 4.50%	N/A	N/A	N/A	8.22%	05/18/2029	89	88	89	0.09%
Movable Ink (2)	S + 5.50%	N/A	N/A	N/A	9.38%	07/16/2032	5,000	4,953	4,950	5.14%
NetWrix Corporation (1)	S + 4.50%	N/A	N/A	1.00%	8.32%	06/11/2029	127	12	14	0.01%
NetWrix Corporation (2)	S + 4.75%	N/A	N/A	N/A	8.32%	06/11/2029	31	31	31	0.03%
User Zoom (2)	S + 7.00%	N/A	N/A	N/A	11.13%	04/05/2029	223	221	222	0.23%
User Zoom (2)	S + 7.50%	N/A	N/A	N/A	11.63%	04/05/2029	252	246	252	0.26%

								15,309	15,317	15.90%
Broadcasting
Program Productions (2)	S + 5.00%	N/A	N/A	N/A	8.67%	06/05/2031	798	784	798	0.83%

Commodity Chemicals
Pexco (2)	S + 5.50%	0.15%	N/A	N/A	9.32%	03/08/2028	1,459	1,444	1,452	1.51%
Pexco (2)	S + 5.50%	0.15%	N/A	N/A	9.49%	03/08/2028	124	122	123	0.13%
Pexco (2)	S + 5.50%	0.15%	N/A	N/A	9.49%	03/08/2028	922	910	917	0.95%

								2,476	2,492	2.59%
Construction & Engineering
Greenwood Operating Group (2)	S + 5.50%	N/A	N/A	N/A	9.22%	05/07/2031	5,898	5,793	5,869	6.09%
Overhead Garage Door (1)(2)	S + 5.25%	N/A	N/A	0.75%	9.04%	07/02/2030	469	369	376	0.39%
Pavement Preservation Acquisition (2)	S + 5.25%	N/A	N/A	N/A	8.97%	08/09/2030	3,811	3,751	3,773	3.92%
Pavement Preservation Acquisition (2)	S + 5.25%	N/A	N/A	N/A	8.97%	08/09/2030	24	23	24	0.02%
Waterline (2)	S + 5.50%	0.15%	N/A	N/A	9.32%	10/29/2027	29	29	29	0.03%

								9,965	10,071	10.45%
Diversified Real Estate Activities
BMS Enterprises (2)	S + 5.50%	0.15%	N/A	N/A	9.32%	09/30/2026	70	70	70	0.07%
BMS Enterprises (2)	S + 5.50%	0.15%	N/A	N/A	9.32%	09/30/2026	37	36	36	0.04%

								106	106	0.11%

The accompanying notes are an integral part of these consolidated financial statements.

ADAMS STREET CREDIT SOLUTIONS FUND AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF DECEMBER 31, 2025

								Amounts in thousands of dollars
Investments+#(b)	Reference Rate and Spread (a)	Credit Spread Adjustment	PIK Interest Rate	Unfunded Fee Rate	Interest Rate	Maturity Date	Par Amount/ Units	Amortized Cost^	Fair Value	% of Net Assets**
Diversified Support Services
Kanawha Scales & Systems (2)	S + 4.25%	N/A	N/A	N/A	8.09%	11/12/2032	689	$682	$682	0.71%
PrimeFlight (2)	S + 5.25%	N/A	N/A	N/A	9.09%	05/01/2029	185	183	185	0.19%
PrimeFlight (2)	S + 4.75%	N/A	N/A	N/A	8.62%	05/01/2029	212	210	211	0.22%
Solairus - Ancient (1)	S + 4.75%	N/A	N/A	1.00%	N/A	07/22/2030	985	(4)	—	0.00%
Xylem Kendall (2)	S + 5.75%	N/A	N/A	N/A	10.36%	04/22/2030	1,309	1,309	1,299	1.35%
Xylem Kendall (2)	S + 5.75%	0.43%	N/A	N/A	9.77%	04/22/2030	452	446	448	0.46%
Xylem Kendall (2)	S + 5.75%	0.43%	N/A	N/A	9.77%	04/22/2030	1,961	1,933	1,946	2.02%

								4,759	4,771	4.95%
Electrical Components & Equipment
IEM	S + 4.50%	N/A	N/A	N/A	8.27%	12/03/2031	380	378	380	0.39%
IEM (2)	S + 4.50%	N/A	N/A	N/A	8.25%	08/08/2030	2,593	2,563	2,593	2.69%

								2,941	2,973	3.09%
Electronic Components
Excelitas Technologies (1)	S + 5.25%	N/A	N/A	1.00%	N/A	08/12/2029	914	(5)	—	0.00%

Environmental & Facilities Services
Guardian (2)	S + 4.50%	N/A	N/A	N/A	8.29%	12/01/2032	298	295	295	0.31%

Food Distributors
Recipe Acquisition Corp (1)	S + 5.00%	N/A	N/A	1.00%	8.67%	07/31/2031	1,068	65	64	0.07%
Recipe Acquisition Corp (2)	S + 5.00%	N/A	N/A	N/A	8.67%	07/31/2031	4,124	4,091	4,103	4.26%

								4,156	4,167	4.32%

Gas Utilities
Gas Innovations (1)	S + 5.25%	N/A	N/A	1.00%	9.10%	03/01/2030	176	72	74	0.08%
Gas Innovations (2)	S + 5.25%	N/A	N/A	N/A	9.25%	03/01/2030	149	146	149	0.15%

								218	223	0.23%
Health Care Equipment
US Med Equip (2)	S + 5.75%	0.15%	N/A	N/A	9.74%	05/24/2029	128	127	128	0.13%
VSC Specialty Molding Acquisition LLC (2)	S + 4.50%	N/A	N/A	N/A	8.43%	10/06/2031	420	416	418	0.43%

								543	546	0.57%
Health Care Services
Caring Brands International (2)	S + 6.50%	0.15%	0.75%	N/A	10.47%	10/25/2027	4,099	4,074	4,059	4.21%
Circle Surrogacy (2)	S + 6.00%	0.10%	N/A	N/A	9.77%	12/28/2027	1,352	1,337	1,352	1.40%
Dental365 (2)	S + 5.00%	N/A	N/A	N/A	8.72%	08/05/2028	125	124	125	0.13%
Dental365 (2)	S + 5.00%	N/A	N/A	N/A	8.72%	08/05/2028	184	181	184	0.19%
Dental365 (2)	S + 5.00%	N/A	N/A	N/A	8.72%	08/05/2028	185	182	185	0.19%
Matrix Medical (2)	S + 5.25%	N/A	N/A	N/A	8.97%	04/01/2030	2,639	2,601	2,612	2.71%
US Orthopedic Partners (2)	S + 6.25%	0.15%	N/A	N/A	10.24%	03/23/2027	103	102	103	0.11%
US Orthopedic Partners (2)	S + 6.25%	0.15%	N/A	N/A	10.24%	03/23/2027	31	31	31	0.03%
US Orthopedic Partners (2)	S + 6.25%	0.15%	N/A	N/A	10.24%	03/23/2027	316	314	316	0.33%
US Orthopedic Partners (2)	S + 6.25%	0.15%	N/A	N/A	10.24%	03/23/2027	546	542	546	0.57%
US Orthopedic Partners (2)	S + 6.25%	0.15%	N/A	N/A	10.24%	03/23/2027	179	179	179	0.19%
US Orthopedic Partners (2)	S + 6.50%	0.15%	N/A	N/A	10.49%	03/23/2027	961	952	961	1.00%

								10,619	10,653	11.06%

The accompanying notes are an integral part of these consolidated financial statements.

ADAMS STREET CREDIT SOLUTIONS FUND AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF DECEMBER 31, 2025

								Amounts in thousands of dollars
Investments+#(b)	Reference Rate and Spread (a)	Credit Spread Adjustment	PIK Interest Rate	Unfunded Fee Rate	Interest Rate	Maturity Date	Par Amount/ Units	Amortized Cost^	Fair Value	% of Net Assets**

Health Care Supplies
Tidi (2)	S + 4.50%	N/A	N/A	N/A	8.22%	12/19/2029	998	$982	$998	1.04%

Human Resource & Employment Services
CLS (1)(2)	S + 5.00%	N/A	N/A	1.00%	8.69%	03/27/2030	29	26	26	0.03%
CLS (2)	S + 5.00%	N/A	N/A	N/A	8.86%	03/27/2030	79	78	79	0.08%

								104	105	0.11%

Industrial Machinery & Supplies & Components
Burke Porter Group (2)	S + 7.00%	N/A	N/A	N/A	11.00%	07/29/2029	1,976	1,951	1,709	1.77%

Insurance Brokers
Portfolio Group	S + 6.00%	0.25%	N/A	N/A	9.85%	06/02/2026	211	211	211	0.22%
Portfolio Group	S + 6.00%	0.25%	N/A	N/A	9.85%	06/02/2026	224	223	224	0.23%
Portfolio Group	S + 6.00%	0.25%	N/A	N/A	9.85%	06/02/2026	92	89	92	0.10%

								523	527	0.55%

Interactive Media & Services
Syndigo LLC (2)	S + 5.00%	N/A	N/A	N/A	8.82%	09/02/2032	3,500	3,467	3,483	3.61%

IT Consulting & Other Services
Upstack Holdco (2)	S + 5.00%	N/A	N/A	N/A	9.04%	08/25/2031	1,990	1,974	1,990	2.07%

Life Sciences Tools & Services
Emmes (2)	S + 6.00%	N/A	3.25%	N/A	9.89%	07/07/2028	591	586	591	0.61%
Emmes (2)	S + 6.00%	N/A	3.25%	N/A	9.89%	07/07/2028	396	391	396	0.41%

								977	987	1.02%

Other Specialty Retail
FASTSIGNS International (2)	S + 5.25%	0.10%	N/A	N/A	9.07%	03/13/2028	450	448	450	0.47%

Real Estate Services
Continuum (1)(2)	S + 5.75%	0.26%	N/A	1.00%	9.68%	09/10/2027	2,163	1,570	1,589	1.65%
Continuum (2)	S + 5.75%	0.26%	N/A	N/A	9.68%	09/10/2027	586	581	586	0.61%

								2,151	2,175	2.26%

Specialized Consumer Services
Four Seasons	S + 5.50%	N/A	N/A	N/A	9.22%	11/18/2028	48	47	48	0.05%
Four Seasons (2)	S + 5.50%	N/A	N/A	N/A	9.22%	11/18/2028	96	95	96	0.10%
Goettl Home Services	S + 7.25%	0.15%	N/A	N/A	11.07%	12/10/2028	16	16	15	0.02%
Goettl Home Services	S + 7.25%	0.15%	N/A	N/A	11.07%	12/10/2028	40	39	36	0.04%
Goettl Home Services	S + 7.25%	0.15%	6.25%	N/A	11.40%	12/10/2028	292	289	265	0.28%
Window Nation (2)	S + 5.00%	0.10%	N/A	N/A	8.85%	07/16/2028	1,197	1,186	1,197	1.24%

								1,672	1,657	1.72%

Specialty Chemicals
Buckman (2)	S + 4.75%	N/A	N/A	N/A	8.47%	07/01/2032	7,509	7,439	7,471	7.75%

The accompanying notes are an integral part of these consolidated financial statements.

ADAMS STREET CREDIT SOLUTIONS FUND AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF DECEMBER 31, 2025

								Amounts in thousands of dollars
Investments+#(b)	Reference Rate and Spread (a)	Credit Spread Adjustment	PIK Interest Rate	Unfunded Fee Rate	Interest Rate	Maturity Date	Par Amount/ Units	Amortized Cost^	Fair Value	% of Net Assets**~

Trading Companies & Distributors
Dana Safety Supply (1)	S + 4.75%	N/A	N/A	1.00%	8.42%	10/15/2030	372	$326	$329	0.34%
Dana Safety Supply (2)	S + 4.75%	N/A	N/A	N/A	8.47%	10/15/2030	1,560	1,548	1,560	1.62%

								1,874	1,889	1.96%

Total First Lien Loans ~								94,929	95,185	98.79%

Total Investments – non-controlled/non-affiliated								94,929	95,185	98.79%

Total Investments								$94,929	$95,185	98.79%

~
The Schedule of Investments discloses investments at fair value as a percentage of the net assets of Adams Street Credit Solutions Fund and its subsidiaries (collectively, the “Company”), excluding the use of the promissory note and credit facility (see Note 5). This presentation of percentages was deemed to be more meaningful than investments as a percentage of the total net assets of the Company.

^	For loan positions, cost represents original cost adjusted for the amortization of discounts and premiums, as applicable, using the effective interest method.
+	Unless otherwise noted, the issuer of each investment is domiciled in the United States.
#
All investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by Adams Street Advisors, LLC (the “Adviser”) (Note 3), pursuant to the Company’s valuation policy. Additionally, all investments are income producing unless otherwise indicated.

**	Certain industries are shown as 0% due to rounding
(a)
Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to SOFR including SOFR adjustment, if any, (“S”). For positions with multiple outstanding contracts, the spread and reference rate for the largest outstanding contract are shown.

(b)
Unless otherwise indicated, all investments are
non-controlled,
non-affiliated
investments.
Non-controlled,
non-affiliated
investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company. As of December 31, 2025, all of the Company’s investments were non-controlled,
non-affiliated.

(1)
Position or portion thereof is an unfunded commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value, if applicable, results primarily from unamortized fees, which are capitalized to the investment cost. The unfunded commitment may be subject to a commitment termination date that may expire prior to the maturity date stated.

(2)	Invested through ASP BDC Lev Facilitation LLC. All or a portion of these investments are being pledged as collateral in relation to the Wells Fargo Credit Facility (as defined in Note 5 - Borrowings).

The accompanying notes are an integral part of these consolidated financial statements.

ADAMS STREET CREDIT SOLUTIONS FUND AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF DECEMBER 31, 2025

The following table shows the Company’s unfunded commitments and related fair values by portfolio company as of December 31, 2025 (dollar amounts in thousands):

Investments – non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Appfire	Third Supplemental Delayed Draw Term Loan	03/09/2028	$187	$—
CLS	First Amendment Delayed Draw Term Loan	03/27/2030	3	—
Continuum	Delayed Draw Term Loan	09/10/2027	574	—
Dana Safety Supply	Delayed Draw Term Loan	10/15/2030	43	—
Excelitas Technologies	Second Amendment Delayed Draw Term Loan	08/12/2029	914	—
Fastener Distribution Holdings	Delayed Draw Term Loan	11/04/2031	580	—
Gas Innovations	Incremental Delayed Draw Term Loan	03/01/2030	102	—
NetWrix Corporation	Incremental Delayed Draw Term Loan	01/31/2 02 6	113	—
Overhead Garage Door	Delayed Draw Term Loan	03/31/2 02 6	94	—
Recipe Acquisition Corp	Delayed Draw Term Loan	07/31/2031	999	(5)
Solairus — Ancient	Incremental Delayed Draw Term Loan	07/22/2030	985	—
Tranzact	Delayed Draw Term Loan	12/31/2031	589	—

Total unfunded commitments			$5,183	$(5)

The following table shows the portfolio composition of first lien loans by geographic region at amortized cost and fair value as a percentage of total first lien loan investments in portfolio companies. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which is not always indicative of the primary source of the portfolio company’s business (dollar amounts in thousands):

	As of December 31, 2025
Geography - % of Fair Value	Amortized Cost		Fair Value

United States	$94,929	100.00%	$95,185	100.00%

	$94,929	100.00%	$95,185	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

ADAMS STREET CREDIT SOLUTIONS FUND AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF DECEMBER 31, 2025

The following table shows the composition of the Company’s portfolio by industry at cost and fair value as of December 31, 2025 (dollar amounts in thousands):

Industry allocation	Cost	Fair Value	% of Investment at Fair Value**	% of Net Assets at Fair Value**
Advertising	$3,606	$3,675	4%	4%
Aerospace & Defense	13,814	13,862	15%	14%
Air Freight & Logistics	1,781	1,795	2%	2%
Application Software	15,309	15,317	16%	16%
Broadcasting	784	798	1%	1%
Commodity Chemicals	2,476	2,492	3%	3%
Construction & Engineering	9,965	10,071	10%	10%
Diversified Real Estate Activities	106	106	0%	0%
Diversified Support Services	4,759	4,771	5%	5%
Electrical Components & Equipment	2,941	2,973	3%	3%
Electronic Components	(5)	—	0%	0%
Environmental & Facilities Services	295	295	0%	0%
Food Distributors	4,156	4,167	4%	4%
Gas Utilities	218	223	0%	0%
Health Care Equipment	543	546	1%	1%
Health Care Services	10,619	10,653	11%	11%
Health Care Supplies	982	998	1%	1%
Human Resource & Employment Services	104	105	0%	0%
Industrial Machinery & Supplies & Components	1,951	1,709	2%	2%
Insurance Brokers	523	527	1%	1%
Interactive Media & Services	3,467	3,483	4%	4%
IT Consulting & Other Services	1,974	1,990	2%	2%
Life Sciences Tools & Services	977	987	1%	1%
Other Specialty Retail	448	450	0%	0%
Real Estate Services	2,151	2,175	2%	2%
Specialized Consumer Services	1,672	1,657	2%	2%
Specialty Chemicals	7,439	7,471	8%	8%
Trading Companies & Distributors	1,874	1,889	2%	2%

	$94,929	$95,185	100%	99%

**	Certain industries are shown as 0% due to rounding

The accompanying notes are an integral part of these consolidated financial statements.

ADAMS STREET CREDIT SOLUTIONS FUND AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
Note 1 – General Information
The consolidated Adams Street Credit Solutions Fund and Subsidiaries financial statements include the accounts of Adams Street Credit Solutions Fund, ASP BDC Lev Facilitation LLC, Adams Street Credit Solutions Blocker LLC and Adams Street PC Funding LLC (collectively, the
“
Company
”
). Adams Street Credit Solutions Fund (
“
ASCEND
”
) was organized on March 29, 2019, as a Delaware limited liability company named Adams Street Private Credit BDC, LLC. On January 15, 2025, ASCEND converted to a Delaware limited partnership and was renamed Adams Street Credit Solutions Fund, LP. On August 5, 2025, ASCEND converted to a Delaware statutory trust and was renamed Adams Street Credit Solutions Fund. ASCEND began operations on July 29, 2024 (commencement of investment operations). ASP BDC Lev Facilitation LLC, a Delaware limited liability company, was organized on June 28, 2024 and began operations on July 29, 2024 (commencement of investment operations). Adams Street Credit Solutions Blocker LLC, a Delaware limited liability company, was organized on November 18, 2025. Adams Street PC Funding LLC, a Delaware limited liability company, was organized on April 25, 2017, began operations on February 26, 2018, and was transferred and became owned by the Company on September 22, 2025. On April 1, 2026, the Company elected to be regulated as a business development company (the “BDC Election”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company intends to elect to be treated, and to qualify annually thereafter, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).
Adams Street Advisors, LLC (the “Adviser”) is the investment adviser of the Company. The Adviser is registered as an investment adviser with the U.S. Securities and Exchange Commission (“SEC”) under the Investment Advisers Act of 1940, as amended.
The Company’s investment objective is to generate current income and capital appreciation. The Company will seek to achieve its investment objective primarily through investing in direct originations of secured debt (which the Company refers to as “Middle Market Senior Loans”), including first lien senior secured loans (which may include stand-alone first lien loans, first lien/last out loans and “unitranche” loans) and second lien senior secured loans, with the balance of its assets invested in higher yielding investments (which may include unsecured debt, mezzanine debt and investments in equities). The Middle Market Senior Loans are generally made to private U.S. middle market companies that are, in many cases, controlled by private equity firms.
The Company also invests a portion of its assets in a portfolio of liquid assets, including: cash; short-term, high-quality, liquid debt securities and other credit instruments; and other investment companies, including money market funds.
Following the BDC Election, the Company commenced holding monthly closing
s
for its continuous private offering of its common shares of beneficial interest (the “Shares”), to “accredited investors” within the meaning of Regulation D under the Securities Act of 1933, as amended (the “1933 Act”), and outside the United States in accordance with Regulation S or Regulation D under the 1933 Act, in reliance on exemptions from the registration requirements of the 1933 Act.
As a BDC, the Company is required to comply with certain regulatory requirements. As part of these requirements, the Company must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of its total assets are qualifying assets (with certain limited exceptions).
To qualify as a RIC, the Company must, among other things, meet certain source-of-income
and asset diversification requirements and timely distribute to its shareholders generally at least 90% of its investment company taxable income, as defined by the Code, for each year. If the Company qualifies and elects to be treated as a RIC, it generally does not have to pay corporate-level taxes on any income that it distributes to shareholders, provided that the Company satisfies those requirements.
Refer to Note 8 - Net Assets for details on equity interests issued as of and for the period ended June 30, 2026. As of and for the periods ended June 30, 2025 and December 31, 2025, the Company did not issue any equity interests.
The Company is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012.

ADAMS STREET CREDIT SOLUTIONS FUND AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

Note 2 – Significant Accounting Policies
Basis of Presentation
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). In the opinion of management, all adjustments considered necessary for the fair presentation of the consolidated financial statements have been included. The Company is an investment company under the criteria established in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC 946”) and applies the specialized accounting and reporting guidance included therein.
The interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form
10-Q
and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2026.
Certain changes were made to prior period amounts to conform to the current period presentation.
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. It also requires management to exercise judgment in the process of applying the Company’s accounting policies. Actual results could differ from those estimates.
Cash
Cash represents demand deposits held at financial institutions. Cash is held at major financial institutions and is subject to credit risk to the extent those balances exceed applicable Federal Deposit Insurance Corporation (FDIC) or Securities Investor Protection Corporation (SIPC) limitations. Restricted cash was
 $1,572 thousand and $1,451
thousand as of June 30, 2026 and December 31, 2025, respectively. Restricted cash consists of deposits held at Wells Fargo Bank related to the Fund’s credit facility with Wells Fargo Bank and not yet available for use by the Fund. At any point in time, the restrictions on cash under the revolving credit facility agreement are for a period of less than 30 days.
Organization Costs
Organization costs will be borne by the Company. Costs associated with the organization of the Company have been expensed as incurred, subject to the Expense Support Agreement (as defined below in Note 4 - Related Party Transactions). These costs consist primarily of legal fees and other fees of organizing the Company.
For the three and six months ended June 30, 2026, the Company incurred organizational costs of $388 thousand and $857 thousand, respectively. For the three and six months ended June 30, 2025, the Company incurred organizational costs of $1,572 thousand and $1,579 thousand, respectively.
Offering Costs
Offering costs in excess of the Expense Support Agreement (defined below in Note 4 - Related Party Transactions) will be borne by the Company. These offering costs, if any, are capitalized as deferred offering costs on the Consolidated Statements of Assets and Liabilities and amortized over a twelve-month period. These costs consist primarily of legal fees and other fees incurred in connection with the private offering.
For the three and six months ended June 30, 2026, the Company incurred $131 thousand and $389 thousand, respectively, of offering costs, and amortized $86 thousand and $139 thousand, respectively, of offering costs. The Company did
not
incur offering costs for the three and six months ended June 30, 2025.

ADAMS STREET CREDIT SOLUTIONS FUND AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

Deferred Financing Costs, Interest Expense, and Credit Facility Fees
Interest expense and unused commitment fees on the Company’s borrowings are recorded on an accrual basis. Unused commitment fees are included in Interest expense and credit facility fees in the accompanying Consolidated Statements of Operations.
Deferred financing costs represent capitalized fees and other direct incremental costs incurred in connection with the Company’s borrowings. These amounts are amortized on a straight-line basis over the expected term of the credit facility. The unamortized balance of such costs is included in Credit Facility (as defined below in Note 5 - Borrowings), net of deferred financing costs in the accompanying Consolidated Statements of Assets and Liabilities when amounts are outstanding under the related debt arrangement. In periods in which there are no outstanding borrowings under the related credit facility, unamortized deferred financing costs are presented as an asset within other assets on the Consolidated Statements of Assets and Liabilities. The amortization of such costs is included in Interest expense and credit facility fees in the accompanying Consolidated Statements of Operations. Refer to Note 5 for interest incurred as of June 30, 2026.
As of June 30, 2026 and December 31, 2025, the Company had unamortized deferred financing costs of $1,647 thousand and $478 thousand, respectively. Amortization expense for deferred financing costs for the three and six months ended June 30, 2026 was $83 thousand and $163 thousand, respectively. Amortization expense for deferred financing costs for the three and six months ended June 30, 2025 was $53 thousand and $97 thousand, respectively.
Investments
Investment transactions are recorded on the trade date. Realized gains or losses are measured as the difference between the net proceeds from the repayment or sale of an investment and the investment’s amortized cost basis, using the specific identification method and without regard to unrealized appreciation or depreciation previously recognized. Realized gains or losses also include investments charged off during the period, net of recoveries. Net change in unrealized appreciation (depreciation) on investments as presented in the accompanying Consolidated Statements of Operations reflects the net change in the fair value of investments, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized. See Note 3 - Fair Value Measurements for further information about fair value measurements.
Revenue Recognition
Interest income and payment-in-kind (“PIK”) interest are recorded on an accrual basis and Interest income includes the accretion of discounts and amortization of premiums. Discounts from and premiums to par value on investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. To the extent loans contain PIK provisions, PIK interest, computed at the contractual rates, is accrued, recorded as interest income and added to the principal balance of the loan. PIK interest income added to the principal balance is generally collected upon repayment of the outstanding principal. As of both June 30, 2026 and December 31, 2025, there were 14 and 8 loans, respectively, in the portfolio that earned PIK income. For the three and six months ended June 30, 2026, the Company earned PIK interest income of
$
228 thousand and $325 thousand
,
respectively. For the three and six months ended June 30, 2025, the Company earned PIK interest income of $8 thousand and $8 thousand, respectively.
Loans are generally placed on
non-accrual
status when interest and/or principal payments become materially past due and there is reasonable doubt that principal or interest will be collected in full. Recognition of interest income on that loan will cease until all principal and interest are current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, the Company remains contractually entitled to this interest. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual
status. Interest payments received on
non-accrual
loans may be recognized as income or applied to principal depending upon the Company’s judgment regarding collectability.
Non-accrual
loans are restored to accrual status when past due principal and interest are paid or there is no longer any reasonable doubt that such principal or interest will be collected in full and, in the Company’s judgment, the loans are likely to remain current. The Company may make exceptions to this policy if the loan has sufficient collateral value or is in the process of collection. Accrued interest is written off when it becomes probable that the interest will not be collected, and the amount of uncollectible interest can be reasonably estimated. The Company did not have any loans on non-accrual
status as of June 30, 2026 and December 31, 2025.

ADAMS STREET CREDIT SOLUTIONS FUND AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

Dividend income earned on short-term money market investments is accrued daily. Other income may include income such as consent, waiver, amendment, unused, underwriting, arranger and prepayment fees associated with the Company’s investment activities. Such fees are recognized as income when earned or the services are rendered. For the three and six months ended June 30, 2026, the Company earned $3 thousand and $28 thousand, respectively, in other income, primarily from unused fees. For the three and six months ended June 30, 2025, the Company earned $1 thousand and $1 thousand, respectively, in other income, primarily from unused fees.
Income Taxes
The Company intends to elect to be treated, and intends to qualify annually thereafter, as a RIC under the Code. If the Company qualifies and elects to be treated as a RIC, and for so long as it maintains such qualification, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Therefore, no provision for federal income taxes is recorded in the consolidated financial statements of the Company. Rather, any tax liability related to income earned and distributed by the Company would represent obligations of the Company’s investors. To qualify for and maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income
and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must also annually distribute dividends for U.S. federal income tax purposes to its shareholders out of the assets legally available for distribution of an amount generally at least equal to 90% of the sum of its investment company taxable income, determined without regard to any deduction for dividends paid. The Company may be subject to federal excise tax imposed at a rate of 4% on certain undistributed amounts.
Additionally, in order to avoid the imposition of a U.S. federal excise tax, we are required to distribute, in respect of each calendar year, dividends to our shareholders of an amount at least equal to the sum of
98% of our calendar year net ordinary income (taking into account certain deferrals and elections); 98.2
% of our capital gain net income (adjusted for certain ordinary losses) for the one year period ending on October 31 of such calendar year; and any net ordinary income and capital gain net income for preceding calendar years that were not distributed during such calendar years and on which we previously did not incur any U.S. federal income tax. If we fail to qualify as a RIC for any reason and become subject to U.S. federal corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on us and our shareholders. In addition, we could be required to recognize unrealized gains, incur substantial taxes and interest and make substantial distributions in order to re-qualify
as a RIC. We cannot assure shareholders that they will receive any distributions.
Depending on the level of taxable income earned in a tax year, the Company can be expected to carry forward taxable income (including net capital gains, if any) in excess of current year dividend distributions from the current tax year into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such taxable income, as required. To the extent that the Company determines that the estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, the Company accrues excise tax on estimated excess taxable income.
The Company did not have any uncertain tax positions that met the recognition or measurement criteria of ASC
740-10-25,
Income Taxes (“ASC Topic 740”), nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company’s current tax year, 2025, 2024, and 2023 federal and state tax returns remain subject to examination by the Internal Revenue Service and state departments of revenue.
For the three and six months ended June 30, 2026, the Company recorded current tax expense of $0 and $61 thousand, primarily related to taxable income generated within certain consolidated subsidiaries and blocker entities. For the three and six months ended June 30, 2025, the Company recorded current tax expense of $0 and $0, primarily related to taxable income generated within certain consolidated subsidiaries and blocker entities.
Deferred tax assets and liabilities are recognized for temporary differences between the financial reporting basis and the tax basis of assets and liabilities. As of June 30, 2026 and 2025, the Company has determined that any deferred tax balances are not material to the consolidated financial statements.

ADAMS STREET CREDIT SOLUTIONS FUND AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are
“more-likely-than-not”
to be sustained by the applicable tax authority. Tax positions not deemed to meet the
“more-likely-than-not”
threshold are reserved and recorded as tax benefits or expenses in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, ongoing analyses of tax laws, regulations and interpretations thereof.
Consolidation
As provided under ASC 946, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly owned subsidiaries: ASP BDC Lev Facilitation LLC, Adams Street Credit Solutions Blocker LLC and Adams Street PC Funding LLC. All intercompany balances and transactions have been eliminated.
Expenses
The Company is responsible for software costs, insurance costs and other expenses related to the Company’s operations. Such expenses, including expenses incurred and paid by the Adviser on behalf of the Company, are generally expected to be reimbursed by the Company. Costs incurred for annual subscriptions and insurance policies are generally recorded as a deferred charge and are amortized using the straight-line method over the term of the subscription or policy period. Deferred costs related to the Company’s trustees’ and officers’ liability insurance are presented in prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities.
Functional Currency
The functional currency of the Company is the U.S. dollar, and all transactions were in U.S. dollars.
Earnings per Common Share
The Company computes earnings per common share in accordance with ASC Topic 260, Earnings Per Share (“ASC 260”). Basic earnings per common share is calculated by dividing the net increase (decrease) in net assets resulting from operations attributable to common shares by the weighted-average number of common shares outstanding. Diluted earnings per common share reflects the assumed conversion of all dilutive securities.
Note 3 – Fair Value Measurements
The Company records its investments at fair value in accordance with U.S. GAAP. Fair value is the price that would be received upon the sale of an investment in an orderly transaction between market participants at the measurement date.
The investments fall into one of the following three categories within the fair value hierarchy:

•	Level 1—inputs reflect unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.
Level 1 investments held by the Company typically consist of public stock positions held as a result of an initial public offering of a formerly private investment as well as short-term investments held as money market funds. Management does not adjust the quoted price for such instruments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.

•
Level 2—inputs include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability other than quoted prices, either directly or indirectly, including inputs in markets that are not considered to be active.

Level 2 investments held by the Company typically consist of public stock positions held as a result of an initial public offering of a direct investment, which are subject to sales restrictions, or the valuation is adjusted to reflect illiquidity and/or non-transferability.

ADAMS STREET CREDIT SOLUTIONS FUND AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

•	Level 3—inputs to the valuation methodology are unobservable and significant to the fair value measurement.
Level 3 investments held by the Company typically consist of privately-held equity or debt securities. When observable prices are not available, management uses valuation techniques for which sufficient and reliable data is available and applied on a consistent basis. The valuation of nonmarketable privately-held investments requires significant judgment by management due to the absence of quoted market values, inherent lack of liquidity, changes in market conditions and the long-term nature of such assets.
Inputs are used in applying the various valuation techniques and broadly refer to the assumptions that market participants use to make valuation decisions, including assumptions about risk. An investment’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. However, the determination of what constitutes “observable” requires significant judgment by management. Management considers observable data to be that market data which is readily available, regularly distributed or updated, reliable and verifiable, not proprietary and provided by multiple, independent sources that are actively involved in the relevant market. The categorization of an investment within the hierarchy is based upon the pricing transparency of the investment and does not necessarily correspond to management’s perceived risk of that investment. The Adviser, as the valuation designee pursuant to Rule
2a-5
under the 1940 Act, determines in good faith the fair value of the Company’s investment portfolio for which market quotations are not readily available. In addition to using the above inputs in investment valuations, the Adviser will apply a valuation policy approved by the Company’s Board of Trustees (the “Board”) that is consistent with Accounting Standards Codification Topic 820, Fair Value Measurement (“ASC 820”).
Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Additionally, the fair value of such investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that may ultimately be realized. Further, such investments are generally less liquid than publicly traded securities and may be subject to contractual and other restrictions on resale. If the Company were required to liquidate a portfolio investment in a forced or liquidation sale, it could realize amounts that are different from the amounts presented and such differences could be material.
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected herein.
The following table presents the investments carried at fair value on the Consolidated Statements of Assets and Liabilities as of June 30, 2026 and December 31, 2025 by the ASC 820 valuation hierarchy (as described above) (in thousands):

	As of June 30, 2026
Investments	Level 1	Level 2	Level 3	Total
First Lien Loans	—	—	$124,593	$124,593
Short-Term Investments	$953	—	—	$953

Total Investments	$953	—	$124,593	$125,546

	As of December 31, 2025
Investments	Level 1	Level 2	Level 3	Total
First Lien Loans	—	—	$95,185	$95,185
The classification of an investment as Level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement. However, Level 3 financial investments typically include, in addition to unobservable or Level 3 inputs, observable inputs (that is, inputs that are actively quoted and can be validated to market sources).

ADAMS STREET CREDIT SOLUTIONS FUND AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the six months ended June 30, 2026 and 2025, there were no transfers into or out of Level 3. The following tables reconcile the beginning and ending balances of investments classified within Level 3 for the three and six months ended June 30, 2026 and 2025 (in thousands):

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026
	First Lien Loans	First Lien Loans
Balance, at beginning of period	$114,982	$95,185
Purchases of investments	10,063	30,668
Accretion of discount	68	125
Proceeds from repayment and sales of investments	(621)	(1,530)
Realized gain (loss)	6	14
Net change in unrealized appreciation/(depreciation)	(133)	(194)
Payment-in-kind interest capitalized	228	325

Balance, at end of period	$124,593	$124,593

Net change in unrealized appreciation/(depreciation) included in the Consolidated Statements of Operations that continue to be held as of June 30, 2026	$(133)	$(152)

	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025
	First Lien Loans	First Lien Loans
Balance, at beginning of period	$19,712	$17,915
Purchases of investments	40,752	42,541
Accretion of discount	22	34
Proceeds from repayment and sales of investments	(146)	(182)
Realized gain (loss)	(64)	(63)
Net change in unrealized appreciation/(depreciation)	158	189
Payment-in-kind interest capitalized	8	8

Balance, at end of period	$60,442	$60,442

Net change in unrealized appreciation/(depreciation) included in the Consolidated Statements of Operations that continue to be held as of June 30, 2025	$158	$189

ADAMS STREET CREDIT SOLUTIONS FUND AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

The following tables provide a summary of valuation techniques and quantitative inputs and assumptions used for investments categorized in Level 3 of the fair value hierarchy as of June 30, 2026 and December 31, 2025 (in thousands).

	Fair Value as of		Significant Unobservable	Range		Weighted
	June 30, 2026	Valuation Techniques	Inputs	Low	High	Average*
First Lien Loans	$4,345	Market Approach (Recent Arm’s Length Transaction)	Discount to Par Value	1.00%	1.50%	1.00%
	120,248	Income Approach	Market Interest Rate	7.94%	16.75%	9.72%

Total investments	$124,593

	Fair Value as of		Significant Unobservable	Range		Weighted
	December 31, 2025	Valuation Techniques	Inputs	Low	High	Average*
First Lien Loans	$4,478	Market Approach (Recent Arm’s Length Transaction)	Discount to Par Value	1.00%	1.50%	1.39%
	90,707	Income Approach	Market Interest Rate	7.79%	15.50%	9.29%

Total investments	$95,185

*	Inputs are weighted based on the fair value of the investments included in the range.
The valuation techniques used in Level 3 of the fair value hierarchy utilize unobservable inputs in determining the fair value of the Company’s investments. For the Market Approach (Recent Arm’s Length Transaction), investments are valued based on recent transactions, adjusted as necessary for any changes in unobservable inputs, market conditions and other similar transactions. In certain cases the fair value may be based on a pending transaction with an expected close date after the Consolidated Statements of Assets and Liabilities date.
For the Income Approach, the fair value is determined based on an analysis of the contractual yield earned on the investment with a comparable market rate. The comparable market rate is the significant unobservable input used in the fair value measurement of the Company’s investments under the Income Approach.
While management believes its valuation methods are appropriate and consistent with those used by other market participants, the use of different methodologies or assumptions to estimate the fair value of investments in first lien loans could result in a different estimate of fair value at the reporting date. Those fair value estimates may differ significantly from the values that would have been determined had a readily available market for such investments existed, or had such investments been liquidated or sold to non-affiliated
investors, and these differences could be material to the consolidated financial statements.
The significant unobservable inputs used in the fair value measurement of the Company’s investments in first lien loans are discounts to par and market interest rates. Significant increases in discount rates in isolation would result in a significantly lower fair value measurement. Significant decreases in transaction prices in isolation would result in a significantly lower fair value measurement.

ADAMS STREET CREDIT SOLUTIONS FUND AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

Financial Instruments Disclosed but Not Carried at Fair Value
At June 30, 2026 and December 31, 2025, the carrying amount of the Company’s secured borrowings approximated their fair value. The fair values of the Company’s debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. Given the interest rates on the Company’s secured borrowings are based on underlying indices that reset periodically, the carrying values of the secured borrowings approximate fair value. Secured borrowings are categorized as Level 3 within the fair value hierarchy.
The following table presents the carrying value and fair value of the Company’s Promissory Note and Wells Fargo Credit Facility (each as defined below in Note 5 - Borrowings) disclosed but not carried at fair value as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026		December 31, 2025

	Carrying Value	Fair Value	Carrying Value	Fair Value

Promissory Note	—	—	$50,000	$50,000

Wells Fargo Credit Facility	$69,250	$69,250	$43,750	$43,750

Total	$69,250	$69,250	$93,750	$93,750

The carrying value of other financial assets and liabilities approximates their fair value based on the short-term nature of these items.
Note 4 – Related Party Transactions
Investment Advisory Agreement
On August 19, 2025, the Company entered into an Investment Advisory Agreement (the “Investment Advisory Agreement”) with the Adviser, pursuant to which the Adviser manages the Company’s investment program and related activities, subject to the supervision of the Board. The Investment Advisory Agreement was approved in accordance with the requirements of the 1940 Act.
In consideration for the services provided under the Investment Advisory Agreement, the Company pays the Adviser a base management fee (the “Management Fee”) and an incentive fee (the “Incentive Fee”), each as described below. The Adviser may elect to waive all or a portion of its fees from time to time. No Management Fee or Incentive Fee will be payable to the Adviser prior to the BDC Election and the receipt of third-party capital.
The Management Fee is payable monthly in arrears at an annual rate of 1.25% of the value of the Company’s net assets as of the beginning of the first calendar day of the applicable month. For purposes of the Investment Advisory Agreement, “net assets” means the Company’s total assets less liabilities, determined on a consolidated basis in accordance with U.S. GAAP. The Management Fee is prorated for any partial month based on the actual number of days elapsed relative to the total number of days in such month. The Management Fee for the three and six months ended June 30, 2026 and 2025 was $
125 thousand and $0
, respectively, for each period.
The Incentive Fee consists of two components: (i) the investment income component (the “Investment Income Incentive Fee”) and (ii) the capital gains component (the “Capital Gains Incentive Fee”). The two components are independent of each other, such that one component may be payable even if the other is not.
(i) Investment Income Incentive Fee
The Investment Income Incentive Fee is calculated quarterly in arrears based on the Company’s pre-incentive
fee net investment income for the immediately preceding calendar quarter.
“Pre-incentive
fee net investment income” means interest income, dividend income and any other income (including any accrued income that the Company has not yet received in cash, such as payment-in-kind
interest and origination or structuring fees) accrued during the calendar quarter, minus operating expenses accrued for the calendar quarter (including the Management Fee, administrative expenses and any interest expense and dividends paid on issued and outstanding preferred shares, if any, but excluding the Incentive Fee and any distribution and/or shareholder servicing fees).
Pre-incentive
fee net investment income does not include realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

ADAMS STREET CREDIT SOLUTIONS FUND AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

Pre-incentive
fee net investment income, expressed as a rate of return on the value of the Company’s net assets at the beginning of the immediately preceding calendar quarter, is compared to a “hurdle rate” of 1.25% per quarter (5.0% annualized).
The Company pays the Adviser an Investment Income Incentive Fee in each calendar quarter as follows:

•
No Investment Income Incentive Fee is payable in any calendar quarter in which the Company’s pre-incentive
fee net investment income does not exceed the hurdle rate of 1.25% per quarter (5.0% annualized);

•
100% of the Company’s
pre-incentive
fee net investment income, if any, that exceeds the hurdle rate but is less than 1.42857% of the Company’s net assets at the beginning of the quarter (the
“catch-up”);
and

•	12.5% of the Company’s pre-incentive fee net investment income, if any, that exceeds 1.42857% of the Company’s net assets at the beginning of the quarter.
The Investment Income Incentive Fee for any partial quarter is appropriately prorated and adjusted for any share issuances or repurchases during the relevant period. The Incentive Fee for the three and six months ended June 30, 2026 and 2025 was $
109 thousand and $0
, respectively, for each period.
(ii) Capital Gains Incentive Fee
The second component of the Incentive Fee, the Capital Gains Incentive Fee, is payable in arrears at the end of each calendar year (or upon termination of the Investment Advisory Agreement) in an amount equal to 12.5% of cumulative realized capital gains from commencement of the Company’s investment operations through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid Capital Gains Incentive Fees.
The Company accrues, but does not pay, a Capital Gains Incentive Fee with respect to unrealized appreciation on investments because such fee would be payable if the Company were to sell the relevant investments and realize a capital gain. If the Capital Gains Incentive Fee base, adjusted to include unrealized capital appreciation, is positive at the end of a reporting period, the Company records an accrual equal to 12.5% of such amount, less the aggregate amount of Capital Gains Incentive Fees previously paid and accrued. If such amount is negative, no accrual is recorded and previously recorded accruals may be reversed. There can be no assurance that unrealized capital appreciation will be realized in the future.
Notwithstanding the foregoing, if the Company is required by U.S. GAAP to record an investment at its fair value as of the time of acquisition instead of at the actual amount paid for such investment (including, for example, as a result of the application of the asset acquisition method of accounting), then solely for the purposes of calculating the Capital Gains Incentive Fee, the “accreted or amortized cost basis” of an investment shall be an amount (the “Contractual Cost Basis”) equal to (1) (x) the actual amount paid by the Company for such investment plus (y) any amounts recorded in the Company’s financial statements as required by U.S. GAAP that are attributable to the accretion of such investment plus (z) any other adjustments made to the cost basis included in the Company’s financial statements, including payment-in-kind
interest or additional amounts funded (net of repayments) minus (2) any amounts recorded in the Company’s financial statements as required by U.S. GAAP that are attributable to the amortization of such investment, whether such calculated Contractual Cost Basis is higher or lower than the fair value of such investment (as determined in accordance with U.S. GAAP) at the time of acquisition.
Administration Agreement
On August 19, 2025, the Company entered into an Administration Agreement (the “Administration Agreement”) with the Adviser. Pursuant to the Administration Agreement, the Adviser will perform, or oversee the performance of, administrative services, which include, but are not limited to, providing office facilities, equipment and office services, maintaining financial records, preparing reports to shareholders and the Board and reports filed with the

ADAMS STREET CREDIT SOLUTIONS FUND AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

SEC, managing the payment of expenses, providing significant managerial assistance to those portfolio companies to which the Company is required to provide such assistance, assisting the Company in determining and publishing (as necessary or appropriate) the Company’s net asset value (“NAV”) and overseeing the preparation and filing of the Company’s tax returns and the performance of administrative and professional services rendered by others, which could include employees of the Adviser or its affiliates. The Company will reimburse the Adviser (and/or one or more of its affiliates) for costs and expenses incurred by the Adviser for services performed for the Company pursuant to the terms of the Administration Agreement. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate and/or to a third party, and the Company will reimburse the Adviser (or its affiliate(s)) for any services performed for the Company by such affiliate or third party. To the extent that the Adviser outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without profit to the Adviser. The Company will bear its allocable portion of the costs of the compensation, benefits, administrative expenses (including travel expenses in accordance with the Adviser’s travel and expense policy) and related overhead expenses of the Company’s officers who provide operational, administrative, legal, compliance, finance and accounting services hereunder, their respective staffs and other professionals who are employed by any of the Adviser’s affiliates that provide services to the Company, and who assist with the preparation, coordination and administration of the foregoing or provide other “back office” or “middle office” financial or operational services to the Company. The Company shall reimburse the Adviser (or its affiliate(s)) for an allocable portion of the compensation (including benefits) and overhead paid by the Adviser (or its affiliate(s)) to such individuals. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.
For the three and six months ended June 30, 2026, the Company incurred $152 thousand and $302 thousand, respectively, of administrative expenses under the Administration Agreement, which is included in Administration fees on the Consolidated Statements of Operations. For the three and six months ended June 30, 2025, the Company incurred $0 and $0, respectively, of administrative expenses under the Administration Agreement, which is included in Administration fees on the Consolidated Statements of Operations.
Expense Support and Conditional Reimbursement Agreement
On August 19, 2025, the Company entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser. Pursuant to the Expense Support Agreement, the Adviser and/or its affiliates may elect to pay certain operating expenses of the Company on the Company’s behalf (each, an “Expense Payment”) from time to time. Expense Payments may not be used to pay interest expense or distribution and/or shareholder servicing fees.
Following any calendar quarter in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Company’s shareholders based on distributions declared with respect to record dates occurring in such calendar quarter (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), the Company shall pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all Expense Payments made by the Adviser to, or on behalf of, the Company within three years prior to the last business day of such calendar quarter have been reimbursed. Any payments required to be made by the Company shall be referred to herein as a “Reimbursement Payment.” Reimbursement Payments are conditioned on (i) a distribution level (exclusive of return of capital and declared special dividends or special distributions, if any) at the time of the proposed reimbursement that is equal to, or greater than, the rate at the time the related Expense Payment was made, and (ii) an operating expense ratio (excluding any interest expense, organizational and offering expenses, Management or Incentive Fee) at the time of the proposed reimbursement that is not greater than the expense ratio (excluding any interest expense, organizational and offering expenses, Management or Incentive Fee) at the time the related Expense Payment was made. “Available Operating Funds” means the sum of (i) net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to the Company on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).
The Company’s obligation to make a Reimbursement Payment shall automatically become a liability of the Company on the last business day of the applicable calendar quarter, except to the extent the Adviser has waived its right to receive such payment for the applicable quarter. The Company had not made any Reimbursement Payments to the Adviser through June 30, 2026.

ADAMS STREET CREDIT SOLUTIONS FUND AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

For the three and six months ended June 30, 2026, Expense Payments by the Adviser were
 $1,077
thousand and
 $
2,448
thousand, respectively. For the three and six months ended June 30, 2025, Expense Payments by the Adviser were
 $1,572
thousand and

$1,579
thousand, respectively. As of June 30, 2026 and December 31, 2025, amounts due to the Adviser and its affiliates that were not subject to the Expense Support Agreement were
 $814 thousand and $844
thousand, respectively, and are included in Due to affiliates on the Consolidated Statements of Assets and Liabilities.
The following table summarizes Expense Payments, Reimbursement Payments and cumulative unreimbursed Expense Payments under the Expense Support Agreement (in thousands):

As of	Cumulative Expense Payments by the Adviser	Reimbursement Payments to the Adviser	Cumulative Unreimbursed Expenses
June 30, 2026	$5,011	—	$5,011
December 31, 2025	$2,563	—	$2,563
Trademark License Agreement
On August 19, 2025, the Company entered into a Trademark License Agreement (the “Trademark License Agreement”) with Adams Street Partners, LLC (“Adams Street Partners”), an affiliate of the Adviser. Pursuant to the Trademark License Agreement, Adams Street Partners granted the Company a personal, non-exclusive,
non-assignable,
non-transferable
and royalty-free license to use certain trade names and trademarks, including “Adams Street”, “Adams Street Advisors”, “Adams Street Partners”, “ASA”, “ASP” or derivatives thereof, solely as part of the Company’s name and in connection with the Company’s investment activities. The Trademark License Agreement will terminate upon the expiration or termination of the Investment Advisory Agreement, including upon its assignment to an entity that is not a subsidiary or affiliate of Adams Street Partners, upon the liquidation and dissolution of the Company, or upon 60 days’ written notice by either party. Upon termination of the Trademark License Agreement, the Company will be required to immediately discontinue its use of the licensed marks. The Company does not pay any fees or royalties under the Trademark License Agreement.
Note 5 – Borrowings
Promissory Note
On May 15, 2024, the Company issued to Adams Street Partners, L.P., an affiliate of the Adviser, a promissory note (as amended, restated or otherwise modified from time to time, the “Promissory Note”) with a principal amount of

$50,000 thousand to provide the Company with short-term liquidity. On June
30
, 2025, the parties amended and restated the Promissory Note to increase the maximum principal amount to $55,000 thousand. On April 1, 2026, in connection with the BDC Election, the parties amended certain terms under the Promissory Note, including a reduction in the maximum principal amount available under the Promissory Note from $55,000 thousand to $25,000 thousand, an extension of the maturity date to the earlier of (1) April 1, 2027 or (2) the date on which the Adviser ceases to be the investment adviser of the Company, and a change in the applicable interest rate from Adjusted Daily Simple SOFR plus 2.00% per annum to Adjusted Daily Simple SOFR plus 1.75% per annum. Also on April 1, 2026, the then-outstanding principal balance under the Promissory Note was satisfied in full and extinguished through an in-kind
contribution by Adams Street Partners, L.P., with no cash exchanged. Accordingly, no amounts were outstanding under the Promissory Note as of June 30, 2026. The Company may in the future draw amounts under the Promissory Note in accordance with the 1940 Act or, alternatively, terminate the Promissory Note.
Any interest expense recognized under the Promissory Note during the six months ended June 30, 2026 related to amounts outstanding before the outstanding balance was extinguished on April 1, 2026. For the three and six months ended June 30, 2026, Adams Street Partners, L.P. waived $0 and $708 thousand, respectively, of interest expense. For the three and six months ended June 30, 2025, Adams Street Partners, L.P. waived $0 thousand and $0 thousand, respectively, of interest expense.
Credit Facility
On August 6, 2024, the Company, as servicer, seller and equityholder, and ASP BDC Lev Facilitation LLC, its wholly owned financing subsidiary (the “Financing SPV”), as borrower, entered into a Loan and Security Agreement (as

ADAMS STREET CREDIT SOLUTIONS FUND AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

amended from time to time, the “Loan and Security Agreement”) with each lender from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, and Computershare Trust Company, N.A., as collateral agent. The Loan and Security Agreement provides for a senior secured revolving credit facility to the Financing SPV (the “Wells Fargo Credit Facility”). On May 1, 2026, the parties entered into the Sixth Amendment to the Loan and Security Agreement (the “Sixth Amendment”), which increased the aggregate commitments from $100.0 million to $140.0 million, extended the scheduled reinvestment period end date from May 6, 2026 to May 1, 2029 and extended the final maturity date from February 6, 2028 to May 1, 2031. Borrowings may be used to acquire eligible portfolio investments, pay related expenses and make certain permitted distributions. Proceeds from borrowings under the Wells Fargo Credit Facility were initially used to acquire Middle Market Senior Loans and pay related expenses and may be used to acquire additional eligible portfolio investments, pay additional related expenses and make certain permitted distributions. Following the end of the reinvestment period, principal collections generally are required to be applied to repay outstanding borrowings.
Borrowings under the Wells Fargo Credit Facility bear interest at the applicable benchmark rate, subject to a 0.0% floor, plus a spread of 2.15%. The applicable spread was initially 2.25% and was reduced to 2.15%, effective August 5, 2025, pursuant to an Amended and Restated Fee Letter. Following the occurrence and during the continuance of an event of default, the spread may be increased to 4.15%. In connection with the Sixth Amendment, the Financing SPV entered into a Third Amended and Restated Fee Letter, which provided for certain upsize and extension fees and revised the non-usage
fee from a flat annual rate of 0.50% to tiered annual rates ranging from 0.50% to 1.50%, based on the unused facility amount and the applicable threshold.
The obligations under the Wells Fargo Credit Facility are secured by a first-priority security interest, subject to permitted liens, in substantially all of the Financing SPV’s assets, including its portfolio investments, related proceeds, cash and controlled accounts. Availability is limited to the lesser of the aggregate commitments and a borrowing base determined by reference to eligible portfolio investments, assigned collateral values, applicable advance rates, concentration limitations, reserves for unfunded commitments and minimum equity requirements. A portfolio investment’s borrowing-base value may be reduced or eliminated following specified credit events, including credit deterioration, payment defaults, material modifications or an obligor insolvency. Any resulting borrowing-base deficiency must be cured within the applicable cure period through repayment of borrowings, the deposit of cash or the contribution of additional eligible collateral.
The Wells Fargo Credit Facility contains customary representations, warranties, reporting requirements, affirmative and negative covenants, borrowing-base limitations and events of default. Among other matters, the covenants and other restrictions limit the use of borrowed funds, restrict additional indebtedness, liens, transfers of collateral and distributions by the Financing SPV and require the Company to maintain direct ownership of the Financing SPV, at least $7,000 thousand of specified unencumbered liquidity and an asset-coverage ratio of at least 150% at the end of each fiscal quarter.
As of June 30, 2026, the Company was in compliance in all material respects with the applicable covenants under the Wells Fargo Credit Facility.
The Company’s Promissory Note and Wells Fargo Credit Facility obligations consisted of the following as of June 30, 2026 and December 31, 2025 (in thousands).

	As of June 30, 2026
	Total Borrowing Amount	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Promissory Note	$25,000	—	$25,000	$25,000
Wells Fargo Credit Facility	$140,000	$69,250	$70,750	$14,074

ADAMS STREET CREDIT SOLUTIONS FUND AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

	As of December 31, 2025
	Total Borrowing Amount	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Promissory Note	$55,000	$50,000	$5,000	$5,000
Wells Fargo Credit Facility	$100,000	$43,750	$56,250	$17,869
(1)
The unused portion is the amount upon which commitment fees are based.
(2)
Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
For the three and six months ended June 30, 2026 and 2025, the components of interest expense and Wells Fargo Credit Facility fees were as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Interest expense	$934	$624	$2,435	$935
Unused commitment fee	100	100	156	232
Amortization of deferred financing costs	83	53	163	97

Total interest expense and credit facility fees	$1,117	$777	$2,754	$1,264

Waivers of interest expense	—	—	$(708)	—
Weighted average contractual interest rate (1)	5.77%	6.95%	5.78%	6.72%
Average principal debt outstanding	$64,742	$35,948	$84,267	$27,768
(1)
Weighted average contractual interest rate for the three and six months ended June 30, 2026 and 2025 is calculated as interest expense (excludes unused commitment fees and amortization of deferred financing costs) divided by weighted average debt outstanding.
As of June 30, 2026 and December 31, 2025, accrued interest and credit facility fees payable consisted of the following (in thousands):

	As of
	June 30, 2026	December 31, 2025
Interest expense payable	$261	$21
Unused commitment fee payable	28	181

Total interest payable	$289	$202

Note 6 – Commitments and Contingencies
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of June 30, 2026 or December 31, 2025, for any such exposure.
As of June 30, 2026 and December 31, 2025, the Company has unfunded commitments of $4,034 thousand and $5,183 thousand, respectively, all of which consisted of delayed draw term loans and revolvers. The unfunded portion of the commitment is a contractual obligation to be met in accordance with the terms of the underlying investment agreements. The Company believes that it will be able to satisfy such commitments from utilizing the Wells Fargo Credit Facility, from commitments due from its Adviser, if any, and proceeds received from investments.

ADAMS STREET CREDIT SOLUTIONS FUND AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

A summary of significant contractual payment obligations was as follows as of June 30, 2026 (in thousands):

	Payments Due by Period as of June 30, 2026
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Wells Fargo Credit Facility	$69,250	—	—	$69,250	—
The following table summarizes the Company’s unfunded investment commitments as of June 30, 2026 and December 31, 2025 (in thousands):

	Par Value
Investment Type	June 30, 2026	December 31, 2025
Delayed Draw Term Loans	$3,934	$5,183
Revolvers	100	—

Total Unfunded Commitments	$4,034	$5,183

Note 7 – Financial Highlights
The following is a schedule of consolidated financial highlights for the Class I Shares for the period April 1, 2026 to June 30, 2026 (dollar amounts in thousands, except share and per share data):

Class I Shares
For the period April 1, 2026 to June 30, 2026 (1)
Per Share Data:
Net asset value per share, beginning of period	$20.00
Net investment income (loss) (2)	0.50
Net realized gains (loss) and change in unrealized appreciation (depreciation) on investments (3) (4)	0.03

Net increase (decrease) in net assets resulting from operations	0.53
Class I shareholders distributions from net investment income (5)	(0.30)
Preferred shareholders distributions from net investment income (5)	(0.03)

Net asset value per share, end of period	$20.20

Number of shares outstanding, end of period	3,067,396.61
Total return based on net asset value (6)	2.48%
Net assets, end of period	$61,947
Ratio to average net assets (7) :
Expenses before incentive fees and waivers and reimbursements of expenses	4.31%
Expenses before incentive fees, after waivers and reimbursements of expenses	2.40%
Expenses after incentive fees, before waivers and reimbursements of expenses	4.50%
Expenses after incentive fees and waivers and reimbursements of expenses	2.60%
Net investment income (loss)	2.29%
Interest expense and credit facility fees	1.97%

ADAMS STREET CREDIT SOLUTIONS FUND AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

Ratio/Supplemental Data:
Asset coverage, end of period	187.33%
Portfolio turnover	1.25%
Weighted-average shares outstanding	2,801,633.02

(1)	Effective April 1, 2026, the Company converted to a unitized structure. Accordingly, the per share information presented in the Financial Highlights reflects the period from April 1, 2026 through June 30, 2026, representing the period during which the Company’s common shares were outstanding.
(2)	Net investment income (loss) per share was calculated as net investment income (loss) for the period divided by the weighted average number of shares outstanding for the period. Included in net investment income (loss) per share is $0.08 of income earned prior to the BDC Election that was not distributed.
(3)	Includes the impact of different share amounts as a result of calculating certain per share data based on weighted average shares outstanding for the period.
(4)	The per share amount for net realized gains (losses) and change in unrealized appreciation (depreciation) includes the effect of the April 1, 2026 conversion, whereby a portion of the unrealized appreciation existing at the conversion date is reflected in the opening net asset value per share.
(5)	The per share data was derived using actual shares outstanding at the date of the relevant transaction.
(6)	Total return is based on the change in net asset value per common share for the period plus the declared dividends on shares, assuming reinvestment of dividends in accordance with the distribution reinvestment plan, divided by the beginning net asset value for the period. The total return has not been annualized.
(7)	These ratios to average net assets have not been annualized. Average net assets are computed using the net assets at the end of each quarter of the reporting period.
Financial highlights are not required for the six months ended June 30, 2025 as there were no shareholders during this period.
Note 8 – Net Assets
Common Shares
On June 2, 2026, the Company received exemptive relief from the SEC permitting it to issue multiple classes of co mm
on shares. The Company is authorized to issue an unlimited amount of Class S, Class D and Class I Shares. Class S and Class D Shares are subject to annual distribution and servicing fees of 0.85% and 0.25%, respectively, based on the net assets attributable to the applicable class; Class I shares are not subject to a distribution and servicing fee. As of June 30, 2026, only Class I Shares were outstanding.
As of June 30, 2026, the Company had issued 3,067,396.61 Class I Shares. The following table summarizes Class I Share issuances, excluding Shares issued under the Company’s DRIP (as defined below), from April 1, 2026 through June 30, 2026:

Class I
Date	Number of Shares Issued	Total Consideration (in thousands)	Issuance Price Per Share
April 1, 2026	2,500,000.00	$50,000	$20.00
May 1, 2026	336,345.36	$6,800	$20.22
June 1, 2026	230,757.64	$4,665	$20.22

ADAMS STREET CREDIT SOLUTIONS FUND AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

Series A Preferred Shares
On April 1, 2026, the Company issued 515 shares of its 12.0% Series A Cumulative Preferred Shares, par value $0.01 per share (the “Series A Preferred Shares”), for aggregate proceeds of $1,545 thousand. Pursuant to the offering arrangements, certain funding, administrative and other offering-related fees totaling $107 thousand were deducted from the subscription proceeds prior to remittance to the Company. Accordingly, the Company received net cash proceeds of $1,438 thousand.
The Series A Preferred Shares have a liquidation preference of $3 thousand per share and accrue cumulative cash dividends at 12.0% per annum on the liquidation preference. They rank senior to all common shares as to dividends and distributions upon liquidation. Holders are entitled to one vote per Series A Preferred Share and generally vote with common Shareholders; while the Company is regulated under the 1940 Act, holders voting separately as a class are entitled to elect two trustees. Separate class approval is also required for specified actions, including the issuance of securities senior to or on parity with the Series A Preferred Shares and amendments materially adverse to their rights and preferences. The Series A Preferred Shares are redeemable at the Company’s option, are not convertible and, upon redemption or liquidation, are entitled to the liquidation preference plus accrued and unpaid dividends and any applicable redemption premium.
Share Repurchase Program
Subject to Board approval, the Company intends to commence a quarterly share repurchase program no later than 12 months after unaffiliated investors first purchased shares on May 1, 2026. Under the program, the Company may offer to repurchase up to 5% of its then-outstanding shares, measured by number of shares or aggregate NAV, in each quarter. As of June 30, 2026, the Company had not commenced the program or conducted a tender offer.
Any repurchase offer will be made pursuant to Rule
13e-4
under the Securities Exchange Act of 1934, as amended, and the 1940 Act. The Board may amend, suspend or terminate the program at any time, and the Company is not required to conduct a repurchase offer in any quarter.
The expected repurchase price is the NAV per share of the applicable class as of the month-end
designated by the Board, less a 2.0% early repurchase deduction for shares held for less than one year, subject to specified exceptions and the terms of the applicable tender offer. Repurchased shares will be retired and returned to authorized but unissued status.
Distributions
The Company has adopted an
opt-out
distribution reinvestment plan (the “DRIP”). Unless a Shareholder elects to receive cash, cash distributions are automatically reinvested in additional shares of the same class at the applicable NAV per Share.
The following table summarizes distributions declared by the Company for the Class I Shares from April 1, 2026 through June 30, 2026:

Declaration Date	Record Date	Payment Date	Distribution per Share	Shares Outstanding on Record Date	Total Distribution Declared (in thousands)
May 22, 2026	May 26, 2026	June 8, 2026	$0.15	2,836,345.36	$425
June 23, 2026	June 24, 2026	July 9, 2026	$0.15	3,067,396.61	$460
The following table summarizes the shares issued under the DRIP during the six months ended June 30, 2026:

Declaration Date	Record Date	Reinvestment Issued	Class I Shares Issued	Total Consideration (in thousands)	Issuance Price per Share
May 22, 2026	May 26, 2026	June 1, 2026	293.60	$6	$20.22

ADAMS STREET CREDIT SOLUTIONS FUND AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

Before the BDC Election, the Company declared distributions of $4,516 thousand for the period from January 1, 2026 through April 1, 2026. The Company declared no distributions for the six months ended June 30, 2025.
Note 9 – Earnings per Share
Following the BDC Election, the Company computes earnings per share in accordance with ASC 260, Earnings Per Share. Basic earnings per share is calculated by dividing the net increase (decrease) in net assets resulting from operations attributable to common shareholders by the weighted-average number of common shares outstanding during the period from April 1, 2026 through June 30, 2026. Diluted earnings per share reflects the effect of any dilutive potential common shares.
Basic and diluted earnings per Share were as follows:

Class I Shares
For the period April 1, 2026 to June 30, 2026
Net increase (decrease) in net assets resulting from operations	$1,167
Weighted average shares outstanding	2,801,633.02
Basic and diluted earnings (loss) per Share	$0.42
Note 10 – Segment Reporting
The Company operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation. The Company’s chief executive officer and chief financial officer collectively serve as the chief operating decision maker (“CODM”). The CODM assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase (decrease) in net assets resulting from operations. As the Company’s operations comprise a single
reporting segment, the segment assets are reflected on the accompanying Consolidated Statements of Assets and Liabilities as “total assets” and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.
Note 11 – Subsequent Events Evaluation
The Company evaluated subsequent events through the date on which the consolidated financial statements were available to be issued and identified no events requiring recognition in, or disclosure in the notes to, these consolidated financial statements, except as discussed below.
July Capital Raise
On July 1, 2026, the Company received proceeds of $2,288 thousand in connection with the issuance of 113,268.54 Class I Shares, which issuance was finalized on July 27, 2026.
Distributions
On July 24, 2026, the Company declared a distribution of $0.15 per Share, payable on August 10, 2026 to Shareholders of record as of July 27, 2026.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited consolidated financial statements, notes thereto and other financial information appearing elsewhere in this Report. In addition to historical data, this discussion contains forward-looking statements about the Company’s business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. The Company’s actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in the section entitled “Item 1A. Risk Factors” in the Registration Statement and the section in this Report entitled “Cautionary Statement Regarding Forward-Looking Statements.”

The following discussion is designed to provide a better understanding of the Company’s financial statements, including a brief discussion of the Company’s business, key factors that impacted the Company’s performance and a summary of the Company’s operating results. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.

Overview

Adams Street Credit Solutions Fund is an externally managed, non-diversified closed-end management investment company organized as a Delaware statutory trust that has elected to be regulated as a BDC under the 1940 Act. Our investment activities are managed by the Adviser, subject to the oversight of the Company’s Board of Trustees (the “Board”). The Adviser, an investment adviser that is registered with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), is a subsidiary of Adams Street, which is also an investment adviser registered with the SEC under the Advisers Act. Through the Adviser’s relationship with Adams Street, including under a resource sharing agreement, we have access to Adams Street’s private credit investment professionals and broader investment platform, which we believe supports our ability to source, underwrite, structure and monitor investments.

We were formed on March 29, 2019, as a Delaware limited liability company named Adams Street Private Credit BDC, LLC. On January 15, 2025, we converted to a Delaware limited partnership and were renamed Adams Street Credit Solutions Fund, LP. On August 5, 2025, we converted to a Delaware statutory trust and were renamed Adams Street Credit Solutions Fund. On April 1, 2026, we filed an election to be regulated as a BDC under the 1940 Act (the “BDC Election”) and, upon filing such election, became subject to the 1940 Act requirements applicable to BDCs. We intend to elect to be treated, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code, beginning with our tax year ending December 31, 2026, or such later date as determined by us, for U.S. federal income tax purposes.

Our investment objective is to generate current income and capital appreciation. We will seek to achieve our investment objective primarily through investing in Middle Market Senior Loans, including first lien senior secured loans (which may include stand-alone first lien loans, first lien/last out loans and “unitranche” loans) and second lien senior secured loans, with the balance of our assets invested in higher yielding investments (which may include unsecured debt, mezzanine debt and investments in equities). The Middle Market Senior Loans are generally made to private U.S. middle market companies that are, in many cases, controlled by private equity firms. We define middle market companies as those with annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) of approximately $15 million to $75 million.

Our investment strategy also includes a smaller allocation to more liquid credit investments such as broadly syndicated loans and corporate bonds. Our liquid credit instruments may include senior secured loans, senior secured bonds, high yield bonds and structured credit instruments (including collateralized loan obligations). We intend to use these investments to maintain liquidity for our Share repurchase program and manage cash before investing subscription proceeds into originated loans, while also seeking attractive investment returns.

Under normal circumstances, we will invest at least 80% of our net assets (plus the amount of any borrowings for investment purposes) in credit-related instruments issued by corporate issuers (including loans, notes, bonds and other corporate debt securities). Our 80% policy with respect to investments in credit-related instruments is not fundamental and may be changed by the Board without the approval of Shareholders. Shareholders will be provided with at least sixty (60) days’ notice in the manner prescribed by the SEC before making any change to this policy.

We expect that most of our debt investments will be unrated. When rated by a nationally recognized statistical ratings organization, we expect that our debt investments will generally carry a rating below investment grade (rated lower than “Baa3” by Moody’s Ratings and lower than “BBB-” by Fitch Ratings, Inc. or Standard & Poor’s Financial Services LLC), which is often referred to as “junk.”

We have used, and expect to continue to use, leverage as market conditions permit and at the discretion of the Adviser, but in no event will leverage employed exceed the limitations set forth in the 1940 Act. Our Board and initial Shareholder approved the application of the reduced asset coverage requirement under the 1940 Act, which permits us to incur leverage so long as we maintain an asset coverage ratio of total assets (less total liabilities other than indebtedness) to total borrowings and other senior securities (including any preferred shares issued) of at least 150%. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing or other use of leverage.

As a BDC and, if we qualify and elect to be treated as a RIC, for so long as we maintain such qualification, we will be required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in qualifying assets, source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of the sum of our investment company taxable income and net tax-exempt income. In addition, we and certain of our affiliates have received an exemptive order from the SEC permitting us to co-invest in portfolio companies with certain funds and accounts managed by the Adviser and its affiliates (the “Co-Investment Exemptive Order”). Any such co-investment transactions are subject to compliance with the terms and conditions of the Co-Investment Exemptive Order and other applicable regulatory requirements, which could limit our ability to participate in a co-investment transaction.

We are conducting a continuous private offering of our Shares in reliance on exemptions from the registration requirements of the 1933 Act, including the exemption provided by Section 4(a)(2) of the 1933 Act and Regulation D promulgated thereunder, Regulation S under the 1933 Act and other exemptions from the registration requirements of the 1933 Act.

We generally intend to distribute substantially all of our available earnings annually by paying distributions on a monthly basis, as determined by our Board, in its discretion.

Market Conditions and Trends

The private credit market has continued to be affected by broader macroeconomic and market conditions, including changes in benchmark interest rates, inflationary pressures, geopolitical developments and periods of volatility in the financial markets. These conditions may affect, among other things, the level of transaction activity in the middle market, the availability and cost of financing, borrower operating performance, valuation levels and the terms on which private credit investments may be originated or refinanced. Higher base rates may increase interest income on floating rate debt investments, but may also increase debt service obligations for borrowers and the cost of our own borrowings.

We continue to monitor these conditions and their potential impact on our investment activity, portfolio companies, liquidity and results of operations. In the current environment, we expect to continue to focus on senior secured credit investments, disciplined underwriting, appropriate lender protections and ongoing portfolio monitoring as we seek to build and manage our investment portfolio.

Components of our Results of Operations

Investments

Our level of investment activity, including the number and size of each investment we make, varies substantially from period to period depending on many factors, including the availability of debt and equity capital to middle-market companies, the level of merger and acquisition activity for such companies, the general economic environment and the competitive environment for the types of investments we target.

Revenues

We generate revenues primarily in the form of interest income on our debt investments, including cash interest and, to the extent applicable, payment-in-kind (“PIK”) interest. We may also generate income in the form of non-recurring prepayment fees, commitment, loan origination, structuring or due diligence fees, fees for providing significant managerial assistance to portfolio companies and possibly consulting fees associated with our investment activities. To a lesser extent, we may generate dividend income or capital appreciation from equity or equity-related investments, including options, warrants, conversion rights or other securities received in connection with our debt investments. Repayments of our debt investments can reduce interest income from period to period, and the frequency or volume of these repayments may fluctuate significantly. Our target credit investments will typically have maturities between three and seven years.

Although borrowers may be required to make periodic principal payments, our debt investments generally are not expected to be repaid in full solely through scheduled principal payments prior to maturity. However, our debt investments may be prepaid, extinguished, refinanced or sold prior to their stated maturity, and the timing and amount of such repayments may affect our interest income. Many of our debt investments have floating interest rates that reset on a periodic basis, usually determined on the basis of a benchmark such as the Secured Overnight Financing Rate (“SOFR”) or another alternative reference rate. Changes to the applicable base rates may affect our investment income over the long term and may affect a borrower’s debt service obligations.

Our investment transactions also may result in realized gains or losses. We will recognize realized gains or losses on investments based on the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment using the specific identification method, without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. Unrealized gains or losses primarily reflect changes in the fair value of our investments, including the reversal of previously recorded unrealized gains or losses when gains or losses are realized.

Expenses

Our primary operating expenses include management fees, incentive fees, professional fees, interest expense and other debt-related expenses, offering and organizational expenses and other general and administrative expenses. The management fee and incentive fees compensate the Adviser for advisory and management services, including sourcing, diligencing, structuring and monitoring our investments. We bear all other costs and expenses relating to our operations and transactions, including:

•	organizational and offering expenses;
•	valuation, accounting, legal, audit, tax, compliance, reporting and other professional expenses;
•	administration and sub-administration expenses;
•	interest expense, debt service costs and other expenses associated with borrowings or financing arrangements;
•	third-party expenses incurred in connection with sourcing, evaluating, diligencing, structuring, monitoring and enforcing investments, including unconsummated transactions;
•	fees and expenses of our transfer agent, custodian and other service providers;
•	Board-related expenses, insurance, indemnification, litigation and other extraordinary or non-recurring expenses;
•	costs associated with shareholder communications, distributions and sales or repurchases of our Shares; and
•	our allocable portion of certain overhead and personnel-related expenses for administrative, legal, compliance, finance, accounting, back-office and middle-office services.

We expect, but cannot assure, that our general and administrative expenses will increase in dollar terms during periods of asset growth but will decline as a percentage of total assets during such periods.

Portfolio Composition, Asset Quality and Loan Investment Activity

Portfolio Composition

The following table summarizes the composition of our investment portfolio at amortized cost and fair value as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026		As of December 31, 2025
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Loans	$124,531	$124,593	$94,929	$95,185
Short-Term Investments	$953	$953	—	—

Total Investments	$125,484	$125,546	$94,929	$95,185

During the three months ended June 30, 2026, we continued to scale our investment portfolio. Total investments at fair value were $125.5 million as of June 30, 2026, compared to $95.2 million as of December 31, 2025. The change was driven primarily by new investment fundings, partially offset by paydowns on investments.

The following tables summarize certain selected information regarding the composition of our investment portfolio, excluding short-term investments, as of June 30, 2026 and December 31, 2025. These calculations include all debt investments, as applicable, for which fair value was determined by the Adviser, in its capacity as the valuation designee pursuant to Rule 2a-5 under the 1940 Act, in conjunction with third-party valuation firms. Amounts are weighted based on fair value of each respective investment. Portfolio company information used in certain calculations was derived from the most recently available portfolio company financial statements, has not been independently reviewed by us, and may reflect a normalized or adjusted amount. Accordingly, we make no representation or warranty in respect of this information. Revenues, EBITDA, gross margins and EBITDA margins reported by our portfolio companies and used in the calculations below are generally for the trailing twelve-month period.

Portfolio Composition and Operating Metrics

	As of June 30, 2026	As of December 31, 2025
Number of investments(1)	88	78
Number of portfolio companies(2)	53	47
Weighted average loan-to-value (“LTV”)(3)	42.3%	41.9%
Weighted average gross margin(4)	45.6%	51.4%
Weighted average EBITDA margin(5)	24.5%	24.2%
Weighted average yield to maturity (“YTM”) (6)	9.3%	9.5%
Percentage of total investments at fair value:
First-lien debt(7)	100%	100%
Percentage of debt investments at fair value:
Floating rate(8)	100%	100%
Fixed interest rate	0%	0%

(1)

Represents the number of individual investment positions held by us as of the reporting date. For purposes of this metric, separate tranches or asset positions in the same portfolio company, including term loans, delayed draw term loans, incremental delayed draw term loans and revolving loans, are counted as separate investments.

(2)

Represents the number of portfolio companies in which we held one or more investments as of the reporting date. For purposes of this metric, multiple investments in the same portfolio company are counted once.

(3)

Calculated by weighting the LTV of each applicable portfolio company based on the fair value of our investment in such portfolio company as of the reporting date. LTV is the ratio of total debt minus cash, divided by the estimated enterprise value or value of the underlying collateral of the portfolio company. Total debt only includes the debt issued through the tranche in which we are a lender and excludes any debt that is legally and contractually subordinated in ranking to the debt owned by us. We believe this calculation method assists in describing the risk of our portfolio investments, as it takes into consideration the contractual rights of repayment of the tranche of debt owned by us relative to other senior and junior creditors of a portfolio company. “Value” represents an estimate of enterprise value of each portfolio company, a calculation that will vary by portfolio company.

(4)

Calculated by weighting each portfolio company’s gross margin based on the fair value of our investment in such portfolio company as of the reporting date. Gross margin is calculated as gross profit divided by total revenue of the portfolio company. Excludes three portfolio companies as of June 30, 2026, and five portfolio companies as of December 31, 2025, as those portfolio companies did not report gross margin.

(5)

Calculated by weighting each portfolio company’s EBITDA margin based on the fair value of our investments in such portfolio company as of the reporting date. EBITDA margin is calculated as EBITDA divided by total revenue of the portfolio company. Portfolio companies for which either EBITDA or total revenue information is not available, or for which EBITDA is not the relevant underwriting metric, are excluded from the calculation.

(6)

Calculated by weighting each investment’s YTM based on fair value of such investment as of the reporting date. For each investment, YTM is calculated based on the amortized cost and contractual interest rate for the investment at the end of the applicable reporting period, and assumes the investment is held until the sooner of actual maturity or a three-year assumed life with no prepayments or losses and exited at par at maturity.

(7)	Calculated as a percentage of total investments at fair value excluding short-term investments.
(8)	Primarily subject to interest rate floors.

Portfolio Credit and Concentration Metrics

	As of June 30, 2026	As of December 31, 2025
Non-accrual rate(1)	0%	0%
PIK interest income as a percentage of total interest income(2)	5.4%	3.9%
Loan investments with LTV >60%(3)	5.7%	5.7%
Loan investments with interest coverage ratio (“ICR”) < 1.0x(4)	0.4%	0.0%
Loan investments with debt/EBITDA > 6.0x(5)	10.0%	15.8%
Cumulative net realized losses as a percentage of net asset value (“NAV”)(6)	0%	0%
Largest industry sector concentration(7)	14.7%	16.0%

(1)	Calculated as the fair value of investments on non-accrual status as of the reporting date divided by total investment at fair value as of such date.
(2)

Calculated as PIK interest income for the trailing twelve-month period ended as of the reporting date divided by the total interest income for the same period. For purposes of this metric, total interest income includes cash interest income and PIK interest income and excludes fee, dividend and other income.

(3)

Calculated as the aggregate par value of loan investments for which the applicable portfolio company’s LTV exceeds 60% as of the reporting date divided by the aggregate par value of all investments as of such date.

(4)

Calculated as the aggregate par value of loan investments for which the applicable portfolio company’s ICR is below 1.0x as of the reporting date divided by the aggregate par value of all investments as of such date. ICR is calculated as the applicable portfolio company’s EBITDA divided by its pro forma cash interest expense for the most recently available trailing twelve-month reporting period. Pro forma cash interest expense is calculated based on the portfolio company’s debt outstanding as of the end of such reporting period, using the applicable contractual cash interest spreads, any applicable interest rate floors and the applicable base rate tenor, such as three-month SOFR, corresponding to such reporting period. For purposes of this metric, cash interest expense excludes PIK interest, non-cash interest expense and amortization of fees or original issue discount. Portfolio companies for which ICR is not available are excluded from this calculation.

(5)

Calculated as the aggregate par value of loan investments for which the applicable portfolio company’s debt to EBITDA ratio is greater than 6.0x as of the reporting date divided by the aggregate par value of all investments as of such date. Debt to EBITDA ratio is calculated as the applicable portfolio company’s net debt through the tranche in which we are invested divided by EBITDA as defined in, and calculated in accordance with, the portfolio company’s credit agreement for the most recently available trailing twelve-month period. For purposes of this metric, net debt generally includes debt outstanding under the tranche in which we are invested and any debt that is senior to, or pari passu with, such tranche, less cash. Portfolio companies for which the information necessary to calculate the debt to EBITDA ratio is not available or for which EBITDA is not the relevant underwriting metric are excluded from the calculation.
(6)

Calculated as the cumulative realized losses on investments, net of cumulative realized gains on investments, from the Company’s inception through the reporting date, divided by the Company’s NAV as of such date. Realized gains and losses are measured as the difference between the net proceeds received from the repayment or sale of an investment and the amortized cost basis of such investment, without regard to unrealized appreciation or depreciation previously recognized.

(7)

Calculated as the par value of investments in the industry classification representing the largest percentage of our investment portfolio as of the reporting date, divided by total investments at par value as of such date. Industry classifications are based on the Global Industry Classification Standard (GICS®) codes used in our industry composition table below.

The industry composition of the portfolio, excluding short-term investments, as of June 30, 2026 and December 31, 2025 was as follows:(1)

	As of June 30, 2026		As of December 31, 2025
	% of Investments at Amortized Cost	% of Investments at Fair Value	% of Investments at Amortized Cost	% of Investments at Fair Value
Advertising	3	3	4	4
Aerospace & Defense	15	15	15	15
Air Freight & Logistics	1	1	2	2
Application Software	12	12	16	16
Broadcasting	1	1	1	1
Commodity Chemicals	2	2	3	3
Construction & Engineering	9	9	10	10
Diversified Real Estate Activities	0	0	0	0
Diversified Support Services	5	5	5	5
Electrical Components & Equipment	2	2	3	3
Electronic Components	1	1	0	0
Environmental & Facilities Services	1	1	0	0
Food Distributors	3	3	4	4
Gas Utilities	0	0	0	0
Health Care Equipment	1	1	1	1
Health Care Services	9	9	11	11
Health Care Supplies	1	1	1	1
Human Resource & Employment Services	0	0	0	0
Industrial Machinery & Supplies & Components	1	1	2	2
Insurance Brokers	4	4	1	1
Interactive Media & Services	3	3	4	4
IT Consulting & Other Services	4	4	2	2
Life Sciences Tools & Services	1	1	1	1
Marine Ports & Services	0	0	0	0
Other Specialty Retail	0	0	0	0
Pharmaceuticals	1	1	0	0
Real Estate Services	2	2	2	2
Specialized Consumer Services	6	6	2	2
Specialty Chemicals	10	10	8	8
Trading Companies & Distributors	2	2	2	2
	100%	100%	100%	100%

(1) The Company uses GICS® to classify the industry groupings of its portfolio companies. Certain industries are shown as 0% due to rounding. This information is unaudited.

The weighted average investment income yields for our first lien loans, based on the amortized cost and fair value, were as follows:(1)

	As of June 30, 2026		As of December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Loans	8.7%	8.7%	8.8%	8.8%

(1) Investment income yield is calculated as the actual amount earned on earning debt investments, including interest and fee income and amortization of capitalized fees and discounts, divided by the weighted average of total earning debt investments.

As of June 30, 2026, all of our first lien loan investments were performing and current on their interest payments.

Portfolio Asset Quality

As part of our risk management and monitoring process, the Adviser has developed risk assessment policies pursuant to which it regularly assesses the risk profile and monitors the credit quality of each of our debt investments and rates each of them based on the following categories, which we refer to as “Internal Investment Ratings.” Pursuant to these risk policies, an Internal Investment Rating of 1 to 4, which ratings are defined below, is assigned to each debt investment in our portfolio. The primary factors considered in assigning or changing the Internal Investment Ratings include financial metrics, credit trends, financial covenants, liquidity and enterprise value coverage.

Internal Investment Rating	Definition
1	The borrower is performing at or above expectations, and the underlying credit trends and risk factors are generally stable or favorable. Investments rated 1 involve an acceptable level of risk that is typically consistent with the risk at the time of origination or acquisition. Generally, new investments are assigned an initial Internal Investment Rating of 1 following origination or acquisition.
2	The borrower is performing moderately below expectations, indicating that credit risk has increased somewhat since origination or acquisition. While the borrower may be experiencing operational or financial pressures, we generally expect the borrower to continue meeting its contractual obligations.
3	The borrower is performing materially below expectations, indicating that credit risk has increased materially since origination or acquisition. The borrower may experience meaningful operational or financial challenges, including pressure on leverage or covenant compliance, requiring heightened monitoring and active engagement by us.
4	The borrower is performing substantially below expectations, indicating that credit risk has increased significantly since origination or acquisition. These loans are likely to have some or all of the debt covenants out of compliance and payments may be delinquent. Investments with a rating of 4 are not expected to be repaid in full, and as a result, the fair value of such investments reflects our estimate of the price that would be received to sell the investment in an orderly transaction as of the measurement date.

The Adviser monitors and, when appropriate, changes the Internal Investment Ratings assigned to each debt investment in our portfolio. The Adviser reviews our investment ratings in connection with our monthly valuation process. The table below summarizes the Internal Investment Ratings assigned as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026		As of December 31, 2025
($ in thousands)	Fair Value	% of Fair Value	Fair Value	% of Fair Value
Internal Investment Rating 1	$120,616	96.8%	$89,101	93.6%
Internal Investment Rating 2	$2,081	1.7%	$5,768	6.1%
Internal Investment Rating 3	$1,896	1.5%	$316	0.3%
Internal Investment Rating 4	—	0.0%	—	0.0%

	$124,593	100.0%	$95,185	100.0%

The increase in the percentage of fair value represented by investments assigned an Internal Investment Rating of 3 as of June 30, 2026 was driven primarily by the downgrade of one portfolio company in the health care sector, reflecting operating performance below underwriting expectations. As of June 30, 2026 and December 31, 2025, the weighted average Internal Investment Ratings of our investment portfolio were 1.05 and 1.07, respectively.

Portfolio Loan Investment Activity

Our portfolio loan investment activity for the three and six months ended June 30, 2026 and 2025 is presented below. The table excludes short-term investments held for cash-management purposes, including money-market funds, and the related purchase and sale activity. Information presented herein is at amortized cost unless otherwise indicated:

(in thousands)	Three months ended June 30, 2026	Three months ended June 30, 2025	Six months ended June 30, 2026	Six months ended June 30, 2025
Total Loan Investments at Amortized Cost, Beginning of Period	$114,787	$19,595	$94,929	$17,829
Purchase of Loan Investments	$10,063	$40,752	$30,668	$42,541
Capitalized PIK	$228	$8	$325	$8
Amortization of Discounts	$68	$22	$125	$34
Proceeds from Sales/Repayments of Loan Investments	$(621)	$(146)	$(1,530)	$(182)
Realized Gains (Losses)	$6	$(64)	$14	$(63)

Total Loan Investments at Amortized Cost, End of Period	$124,531	$60,167	$124,531	$60,167

Consolidated Results of Operations

Comparison of the three and six months ended June 30, 2026 and 2025

The principal measure of our financial performance is the net increase (decrease) in net assets resulting from operations, which includes net investment income, net realized gains (losses) and net unrealized appreciation (depreciation). Net increase (decrease) in net assets resulting from operations varies from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. Our results of operations for the periods presented reflect the continued growth of our investment portfolio, the timing of investment fundings and repayments, changes in our financing arrangements, expense support provided by the Adviser and expenses and operating activity associated with our operation as a BDC following the BDC Election. Accordingly, period-to-period comparisons may not be fully indicative of future operating trends or results in a more seasoned operating period.

Investment Income

Investment income for the three and six months ended June 30, 2026 and 2025 was as follows:

(in thousands)	Three months ended June 30, 2026	Three months ended June 30, 2025	Six months ended June 30, 2026	Six months ended June 30, 2025
Interest income	$2,639	$772	$4,930	$1,239
PIK interest income	$228	$8	$325	$8
Other income	$3	$1	$28	$1
Total investment income	$2,870	$781	$5,283	$1,248

Interest income on our debt investments is dependent on the composition and credit quality of our portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement.

Total investment income during the three and six months ended June 30, 2026 was driven primarily by interest income on our first lien loan investments. As of June 30, 2026 and December 31, 2025, all of our debt investments were performing and current on their interest payments, and none of our debt investments were on non-accrual status. The period-over-period change in investment income primarily reflected the continued growth of our income-producing investment portfolio and the timing of new investment fundings and repayments. Given the continued scaling of the portfolio, investment income for the periods presented may not be directly comparable.

Expenses

Expenses for the three and six months ended June 30, 2026 and 2025 were as follows:

(in thousands)	Three months ended June 30, 2026	Three months ended June 30, 2025	Six months ended June 30, 2026	Six months ended June 30, 2025
Interest expense and credit facility fees	$1,117	$777	$2,754	$1,264
Professional fees	$524	$67	$846	$73
Organizational expenses	$388	$1,572	$857	$1,579
Administration fees	$202	$66	$384	$66
Management fees	$125	—	$125	—
Incentive fees	$109	—	$109	—
Offering costs	$86	—	$139	—
Other general and administrative expenses	$41	$16	$124	$16
Total expenses before expense support and waivers	$2,592	$2,498	$5,338	$2,998
Expense support and waivers	$(1,077)	$(1,572)	$(3,156)	$(1,579)
Net expenses after expense support and waivers	$1,515	$926	$2,182	$1,419

Expenses for the three and six months ended June 30, 2026 were primarily driven by organizational and other operating expenses associated with our transition to, and operation as, a BDC following the BDC Election, as well as interest expense and credit facility fees associated with borrowings used to support the continued growth of our investment portfolio. Total expenses before expense support and waivers were $2.6 million for the three months ended June 30, 2026, compared to $2.5 million for the three months ended June 30, 2025. The period-over-period change was primarily driven by organizational and other operating costs incurred in connection with our operation as a BDC following the BDC Election, together with changes in interest expense and credit facility fees associated with the level of borrowings and utilization of the Wells Fargo Credit Facility, including fees incurred in connection with the Sixth Amendment (each as defined below). Net expenses after giving effect to expense support and waivers were $1.5 million for the three months ended June 30, 2026, compared to $0.9 million for the three months ended June 30, 2025.

Expense Support Reimbursements

We have entered into an expense support and conditional reimbursement agreement (the “Expense Support Agreement”) with the Adviser, pursuant to which the Adviser and/or its affiliates may elect to pay certain of our expenses on our behalf (such payment, an “Expense Payment”). In making an Expense Payment, the Adviser and/or its affiliates may designate the type of expense being paid, including organizational or offering expenses; provided that no portion of any Expense Payment may be used to pay any interest expense or distribution and/or servicing fees. Following a written election by the Adviser, any Expense Payment elected to be made by the Adviser and/or its affiliates must be paid to us or on our behalf in cash or other immediately available funds, and/or offset against amounts due from us to the Adviser or its affiliates. See Note 4, Related Party Transactions, to the consolidated financial statements for more information on the Expense Support Agreement.

The following table presents a summary of the Expense Payments and reimbursements of Expense Payments since our inception (in thousands):

As of	Cumulative Expense Payments by the Adviser	Reimbursement Payments to the Adviser	Cumulative Unreimbursed Expenses
June 30, 2026	$5,011	—	$5,011
December 31, 2025	$2,563	—	$2,563

Net Investment Income (Loss)

Net investment income (loss) after giving effect to expense support and waivers of expenses for the three and six months ended June 30, 2026 and 2025 was as follows:

(in thousands)	Three months ended June 30, 2026	Three months ended June 30, 2025	Six months ended June 30, 2026	Six months ended June 30, 2025
Total investment income	$2,870	$781	$5,283	$1,248
Total expenses before expense support and waivers	$2,592	$2,498	$5,338	$2,998
Expense support and waivers	$(1,077)	$(1,572)	$(3,156)	$(1,579)
Net investment income (loss) before taxes	$1,355	$(145)	$3,101	$(171)
Tax expense	—	—	$61	—
Net investment income (loss) after taxes	$1,355	$(145)	$3,040	$(171)

Net investment income after giving effect to expense support and waivers was $1.4 million for the three months ended June 30, 2026, compared to net investment loss of $0.1 million for the three months ended June 30, 2025. The expense support provided by the Adviser under the Expense Support Agreement offset a substantial portion of organizational and other operating expenses during the three months ended June 30, 2026, consistent with the support during the three months ended June 30, 2025. Our net investment income for the three months ended June 30, 2026 was primarily driven by continued growth in our investment portfolio combined with expense support provided by the Adviser, partially offset by organizational and other operating expenses incurred in connection with our first year of investment operations as a BDC.

Net Realized Gains and Losses and Net Change in Unrealized Appreciation or Depreciation

Net realized gain (loss) and net change in unrealized appreciation (depreciation) for the three and six months ended June 30, 2026 and 2025 were as follows:

(in thousands)	Three months ended June 30, 2026	Three months ended June 30, 2025	Six months ended June 30, 2026	Six months ended June 30, 2025
Net realized gain (loss) on investments	$6	$(64)	$14	$(63)
Net change in unrealized appreciation/(depreciation) on investments	(133)	158	(194)	189
Net realized and unrealized gain (loss) on investments	$(127)	$94	$(180)	$126

During the three and six months ended June 30, 2026, we did not record any realized losses on the sale of investments. We recorded realized gains on investments totaling less than $0.1 million in each period. During the three and six months ended June 30, 2026, we recorded unrealized appreciation on 14 and 27 investments totaling approximately $0.1 million and $0.3 million, respectively, and unrealized depreciation on 75 and 68 investments totaling approximately $0.3 million and $0.5 million, respectively.

During the three and six months ended June 30, 2025, we recorded net realized losses on the sale of four investments totaling approximately $0.1 million in each period. During the three and six months ended June 30, 2025, we recorded unrealized appreciation on 43 and 44 investments totaling approximately $0.3 million in each period, and unrealized depreciation on 12 and 11 investments totaling approximately $0.1 million in each period.

Liquidity and Capital Resources

We generate cash primarily from the net proceeds of the continuous private offering of our Shares, from cash flows from interest and fees earned from our investments, from principal repayments and proceeds from sales of our investments and from net borrowings under the Wells Fargo Credit Facility.

Our primary uses of cash and cash equivalents are for (i) investments in portfolio companies, (ii) payments of our expenses, (iii) the cost of our borrowings or other financing arrangements and (iv) cash distributions to Shareholders to the extent declared by our Board.

Cash Flows

As of June 30, 2026 and December 31, 2025, we had $1.6 million and $2.0 million, respectively, in cash and restricted cash. For the six months ended June 30, 2026, our cash and restricted cash balance decreased by $0.4 million. During that period, $32.5 million was used in operating activities, primarily driven by investment purchases of $30.7 million, offset by $1.5 million in repayments of investments in portfolio companies. During the same period, $32.1 million was provided by financing activities, primarily driven by proceeds from the issuance of Class I Shares and Series A Preferred Shares (as defined below) totaling $12.9 million and net proceeds from borrowings under the Wells Fargo Credit Facility of $25.5 million, partially offset by $6.3 million of payments for financing costs and distributions.

Asset Coverage

We intend to utilize leverage to finance our investments and operations. The amount of leverage that we employ will be subject to the restrictions of the 1940 Act and the oversight of the Board. At the time of any proposed borrowing, the amount of leverage we employ will also depend on the Adviser’s assessment of market and other factors.

Under the provisions of the 1940 Act, following approval from our initial Shareholder of the reduced asset coverage requirements under Section 61(a)(2) of the 1940 Act, we are currently permitted to issue “senior securities” only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after each issuance of senior securities (which generally permits us to incur up to $2 of debt for every $1 of our equity). For purposes of the 1940 Act, “asset coverage” means the ratio of (1) the total assets of a BDC, less all liabilities and indebtedness not represented by senior securities, to (2) the aggregate amount of senior securities representing indebtedness (plus, in the case of senior securities represented by preferred shares, the aggregate involuntary liquidation preference of such BDC’s preferred shares). Under the 1940 Act, any preferred shares issued constitute a “senior security” for purposes of the 150% asset coverage test. In addition, while any senior securities remain outstanding, we will be required to make provisions to prohibit any distributions to our Shareholders, or any repurchase of our Shares, unless we satisfy the applicable asset coverage ratio requirement at the time of the distribution or repurchase, after giving effect to the amount of the distribution or repurchase price.

We were in compliance with the applicable asset coverage requirements at all times during the periods presented. As of June 30, 2026, our asset coverage ratio was 187.33%.

Financing Arrangements

We use leverage in the form of: (i) the issuance of preferred shares, which have been classified and designated as “12.0% Series A Cumulative Preferred Shares,” par value $0.01 per share (the “Series A Preferred Shares”), and may in the future issue additional series of preferred shares, though we have no current intention to do so; and (ii) borrowings under a senior secured revolving credit facility entered into through ASP BDC Lev Facilitation LLC, a Delaware limited liability company and our wholly-owned subsidiary (the “Financing SPV”), with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent and lender (the “Wells Fargo Credit Facility”). Prior to the BDC Election, the proceeds of borrowings from Adams Street Partners, L.P., an affiliate of the Adviser, under an unsecured promissory note (the “Promissory Note”) were used to facilitate certain acquisitions of Middle Market Senior Loans. On April 1, 2026, in connection with the BDC Election, the parties amended certain terms of the Promissory Note, including a reduction in the maximum principal balance to $25.0 million, an extension of the maturity date to the earlier of (1) April 1, 2027 or (2) the date when the Adviser ceases to be our investment adviser, and a change in the applicable interest rate from Adjusted Daily Simple SOFR plus 2.00% per annum to Adjusted Daily Simple SOFR plus 1.75% per annum. Further, in connection with the BDC Election, the then-outstanding balance of the Promissory Note was satisfied in full and extinguished through an in-kind capital contribution by Adams Street Partners, L.P., with no cash exchanged. We may in the future determine to draw amounts under the Promissory Note in accordance with the 1940 Act or, alternatively, terminate the Promissory Note.

On August 6, 2024, we entered into, through the Financing SPV, a Loan and Security Agreement (as amended from time to time, the “Loan and Security Agreement”), by and among us, as servicer, seller and equityholder, the Financing SPV, as borrower, each lender from time to time party thereto, Wells Fargo, as administrative agent, and Computershare Trust Company, N.A., as collateral agent. The Loan and Security Agreement provides for a senior secured revolving credit facility to the Financing SPV, which had a facility size of $100.0 million prior to the Sixth Amendment, as defined and described below. Proceeds from borrowings under the Wells Fargo Credit Facility were used to facilitate our initial acquisitions of Middle Market Senior Loans and pay related expenses, and may be used to facilitate additional investments, pay additional related expenses and make certain permitted distributions to Shareholders. Borrowings under the Wells Fargo Credit Facility are secured by a security interest in the Financing SPV’s assets, including the portfolio investments and cash held by the Financing SPV, and availability under the Wells Fargo Credit Facility is subject to the borrowing base and compliance with applicable covenants, concentration limitations and other conditions. The applicable spread on borrowings under the Wells Fargo Credit Facility was initially 2.25% and, effective August 5, 2025, was reduced to 2.15% pursuant to an Amended and Restated Fee Letter.

On May 1, 2026, the Financing SPV, as borrower, Adams Street Credit Solutions Fund, as servicer and seller, Wells Fargo, as administrative agent, and each of the lenders from time to time party thereto entered into the Sixth Amendment to the Loan and Security Agreement (the “Sixth Amendment”), which increased the facility size from $100.0 million to $140.0 million, extended the scheduled reinvestment period end date from May 6, 2026 to May 1, 2029, and extended the final facility maturity date from February 6, 2028 to May 1, 2031. In connection with the Sixth Amendment, the Financing SPV also entered into a Third Amended and Restated Fee Letter, which provided for certain upsize and extension fees and revised the non-usage fee structure from a flat annual rate of 0.50% to tiered annual rates ranging from 0.50% to 1.50%, based on the unused facility amount and the applicable threshold.

Availability under the Wells Fargo Credit Facility is determined by reference to the applicable borrowing base, which is based on, among other things, eligible portfolio investments, applicable advance rates and concentration limitations. If the borrowing base under the Wells Fargo Credit Facility were to decrease, we or the Financing SPV, as applicable, may be required to secure additional assets in an amount sufficient to cure any borrowing base deficiency or, if all applicable assets are already secured, repay advances or make deposits to a collection account.

The Wells Fargo Credit Facility contains customary representations, warranties, covenants, reporting requirements, borrowing base limitations and events of default. The Wells Fargo Credit Facility also contains limitations on the use of borrowed funds and other restrictions, which may include restrictions relating to geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings, and includes certain requirements relating to portfolio performance that could limit further advances and, in certain circumstances, result in an event of default. Although we believe that we will remain in compliance with the terms of the Wells Fargo Credit Facility, there can be no assurance that we will continue to comply with the covenants and other requirements under the facility. Failure to comply with these covenants could result in a default under the Wells Fargo Credit Facility and, if we were unable to obtain a waiver from the applicable lenders, could result in the immediate acceleration of the amounts due under the Wells Fargo Credit Facility and thereby have a material adverse impact on our business, financial condition and results of operations. Moreover, to the extent that we cannot meet our financing obligations, we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses.

As of June 30, 2026, we were in compliance in all material respects with the terms of the Wells Fargo Credit Facility. See Note 5, Borrowings, to the consolidated financial statements for more information on our financing arrangements.

The Wells Fargo Credit Facility and Promissory Note consisted of the following as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026
(in thousands)	Total Borrowing Amount	Borrowings Outstanding	Unused Portion(1)	Amount Available(2)
Promissory Note	$25,000	$—	$25,000	$25,000
Wells Fargo Credit Facility	$140,000	$69,250	$70,750	$14,074

	As of December 31, 2025
(in thousands)	Total Borrowing Amount	Borrowings Outstanding	Unused Portion(1)	Amount Available(2)
Promissory Note	$55,000	$50,000	$5,000	$5,000
Wells Fargo Credit Facility	$100,000	$43,750	$56,250	$17,869

(1) The unused portion is the amount upon which commitment fees are based.

(2) The amount available for borrowing is based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

Equity Capital Activities

Share Issuances

In connection with our continuous private offering of Shares, we intend to hold monthly closings at which we will issue Shares to investors for immediate cash investment. Each such closing will be conducted in reliance on exemptions from the registration requirements of the 1933 Act, including the exemption provided by Section 4(a)(2) of the 1933 Act and Regulation D promulgated thereunder, Regulation S under the 1933 Act and other exemptions from the registration requirements of the 1933 Act. In addition, although we intend to issue Shares on a monthly basis, we also retain the right, if determined in our sole discretion, to suspend the offering at any time (on a temporary or permanent basis) for regulatory, tax or other reasons.

We may continue to allow certain investors to fund their investments in us over time through drawdowns of their capital commitments in lieu of fully funding their investment on the date their subscription agreement is accepted by us. With respect to unfunded capital commitments, we will draw down on such commitments over time, on an as-needed basis by delivering a drawdown notice to each investor. Purchases of Shares pursuant to unfunded capital commitments will generally be made pro rata based on the remaining unfunded capital commitments of the applicable investors.

As of June 30, 2026, we had issued 3,067,396.61 Class I Shares. The following table summarizes activity in the number of Class I Shares issued, excluding Shares issued pursuant to our distribution reinvestment plan, during the six months ended June 30, 2026:

Class I
Date	Number of Shares Issued	Total Consideration (in thousands)	Issuance Price Per Share
April 1, 2026	2,500,000.00	$50,000	$20.00
May 1, 2026	336,345.36	$6,800	$20.22
June 1, 2026	230,757.64	$4,665	$20.22

On April 1, 2026, we completed a private offering of the Series A Preferred Shares to unaffiliated individual investors who are “accredited investors” as defined in Regulation D of the 1933 Act. Pursuant to this private offering, we issued and sold 515 shares of Series A Preferred Shares for an aggregate purchase price of $1.5 million. We may in the future issue additional series of preferred shares, though we have no intention to do so. The holders of the Series A Preferred Shares are subject to certain dividend, voting, liquidation and other rights that are more fully described in Note 8 to our consolidated financial statements.

Distributions

We intend to pay monthly distributions to our Shareholders in amounts sufficient to qualify as and maintain our status as a RIC. We intend to distribute substantially all of our net investment income on a monthly basis and substantially all of our taxable income on an annual basis, except that we may retain certain net capital gains for reinvestment. We expect to pay such common Share distributions out of assets legally available for distribution.

The following table summarizes our distributions declared during the six months ended June 30, 2026, including the number of Shares outstanding on each applicable record date and the aggregate amount of each distribution:

Declaration Date	Record Date	Payment Date	Distribution Per Share	Shares Outstanding on Record Date	Total Distributions Declared (in thousands)
May 22, 2026	May 26, 2026	June 8, 2026	$0.15	2,836,345.36	$425
June 23, 2026	June 24, 2026	July 9, 2026	$0.15	3,067,396.61	$460

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan under which Shareholders will automatically have their cash distributions reinvested in additional Shares unless they elect to receive distributions in cash. As a result of the foregoing, when we declare a cash distribution, Shareholders that have not “opted out” of our distribution reinvestment plan will have their cash distributions automatically reinvested in additional Shares rather than receiving cash.

The following table reflects the Shares issued pursuant to the distribution reinvestment plan with respect to the distributions set forth above during the six months ended June 30, 2026:

Declaration Date	Record Date	Reinvestment Date	Class I Shares Issued	Total Consideration (in thousands)	Issuance Price Per Share
May 22, 2026	May 26, 2026	June 1, 2026	293.60	$6	$20.22

Share Repurchase Program

At the discretion of the Board, and beginning no later than 12 months following the date on which unaffiliated investors first purchase Shares (which occurred on May 1, 2026), we intend to commence a share repurchase program pursuant to which we may offer to repurchase up to 5% of our then-outstanding Shares, either by number of Shares or aggregate NAV, in each quarter. As of June 30, 2026, we had not commenced the share repurchase program and had not conducted any tender offer to repurchase Shares.

If and when commenced, the share repurchase program will be subject to the discretion of the Board, and the Board may amend, suspend or terminate the program at any time if it deems such action to be in our best interests and the best interests of our Shareholders. As a result, share repurchases may not be available in any particular quarter, or at all. Any repurchase offers will be conducted in accordance with the requirements of the 1940 Act and Rule 13e-4 promulgated under the 1934 Act, with the terms of any such tender offer published in a tender offer statement to be sent to all Shareholders and filed with the SEC on Schedule TO.

To the extent we offer to repurchase Shares in any particular quarter, we expect to repurchase Shares pursuant to tender offers at a purchase price equal to the NAV per Share of the applicable class as of the last calendar day of the applicable month designated by the Board, subject to any applicable early repurchase deduction and the other terms and limitations of the applicable tender offer. Shares purchased by us pursuant to the terms of any tender offer will be retired and thereafter will be authorized and unissued Shares.

Contractual Obligations

The following table shows a summary of our significant contractual payment obligations as of June 30, 2026:

	Payments Due by Period as of June 30, 2026
(in thousands)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Wells Fargo Credit Facility	$69,250	—	—	$69,250	—

We have entered into the Investment Advisory Agreement with the Adviser in accordance with the 1940 Act. Under the Investment Advisory Agreement, the Adviser has agreed to provide us with investment advisory services. We have agreed to pay the Adviser for these services (1) a management fee and (2) an incentive fee based on our performance.

We are also a party to an administration agreement (the “Administration Agreement”) with the Administrator pursuant to which the Administrator will provide (or will oversee, or will arrange for, the provision of) administrative and other services necessary for us to operate. Under the Administration Agreement, the Administrator has agreed to perform, oversee or arrange for the performance of administrative services necessary for the operation of our business, including providing office facilities, equipment, clerical, accounting, bookkeeping, recordkeeping and other administrative services. The Administrator also assists with, or oversees, certain operational matters, including capital activity, wire processing, reconciliation, performance reporting, preparation of reports to Shareholders and reports filed with the SEC, compliance monitoring, preparation of Board materials and coordination of Board meetings, and oversight of certain service providers. The Administrator has engaged SEI Investments Global Funds Services as a third-party sub-administrator to assist with the provision of administrative services. We reimburse the Administrator for costs and expenses incurred in performing its obligations and providing personnel and facilities under the Administration Agreement, including our allocable portion of certain overhead and personnel-related expenses, subject to the terms of the Administration Agreement.

If any of the contractual arrangements discussed above are terminated, our costs under any replacement arrangements could increase. In addition, we would likely incur significant time and expense in identifying and engaging alternative parties to perform the services currently provided under the Investment Advisory Agreement and the Administration Agreement.

Off-Balance Sheet Arrangements

In the ordinary course of our business, we enter into contracts or agreements that contain indemnification provisions or warranties. Future events could occur that result in claims under these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of June 30, 2026 or December 31, 2025 for any such exposure.

We currently are and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments.

We had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of June 30, 2026, and December 31, 2025:

	Par Value as of
(in thousands)	June 30, 2026	December 31, 2025
Delayed Draw Term Loans	$3,934	$5,183
Revolver Loans	$100	—

Total unfunded commitments	$4,034	$5,183

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	the Investment Advisory Agreement;
•	the Administration Agreement;

•	the Expense Support Agreement; and
•

a trademark license agreement (the “Trademark License Agreement”) with Adams Street pursuant to which Adams Street has granted us a non-exclusive, royalty-free license to use the names “Adams Street”, “Adams Street Advisors”, “Adams Street Partners”, “ASA”, “ASP” or derivatives thereof. Under the Trademark License Agreement, we have a right to use such Adams Street names for so long as the Adviser or one of its affiliates remains our investment adviser.

In addition to the aforementioned agreements, we rely on the Co-Investment Exemptive Order, which permits us to co-invest with other funds managed by the Adviser or certain affiliates, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Co-investments made under the Co-Investment Exemptive Order will be subject to compliance with certain conditions and other requirements, which could limit our ability to participate in a co-investment transaction.

In connection with the BDC Election, Adams Street Partners, L.P., an affiliate of the Adviser, contributed $50.0 million of equity to us through an in-kind contribution. The contribution was effected by netting the contribution amount against the outstanding balance under the Promissory Note previously issued by us to Adams Street Partners, L.P., resulting in full repayment of such note with no cash exchanged.

Adams Street and/or its affiliates may contribute, from their own resources, a portion of the proceeds used to purchase Shares of the Company on behalf of certain Shareholders. Such payments may continue for a specified period of time and/or until a specified dollar amount is reached. Adams Street Partners, L.P. distributed 20,458.38 Class I Shares, from its existing holdings, for no consideration in connection with subscriptions during the quarter ended June 30, 2026.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. We have identified investment valuation and revenue recognition as our most critical accounting estimates. On an ongoing basis, we evaluate our estimates, including those related to the matters described below. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions or conditions. A discussion of our critical accounting policies and estimates follows.

Investments at Fair Value

We follow, and our valuation policy and procedures (the “Valuation Policy”) are consistent with, the provisions of Accounting Standards Codification Topic 820, Fair Value Measurement (“ASC 820”), which, among other matters, requires enhanced disclosures about investments that are measured and reported at fair value. ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosure of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820 requires us to assume that the portfolio investment is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, we have considered our principal market as the market in which we exit our portfolio investments with the greatest volume and level of activity. ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. In accordance with ASC 820, these inputs are summarized in the three broad levels listed below:

•	Level 1— Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access at the measurement date.

Level 1 investments held by us typically consist of public stock positions held as a result of an initial public offering of a formerly private investment as well as short-term investments held as money market funds. Management does not adjust the quoted price for such instruments, even in situations where we hold a large position and a sale could reasonably impact the quoted price.

•

Level 2—Valuations based on quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, including inputs in markets that are not considered to be active.

Level 2 investments held by us typically consist of public stock positions held as a result of an initial public offering of a direct investment, which are subject to sales restrictions, or the valuation is adjusted to reflect illiquidity and/or non-transferability.

•	Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Level 3 investments held by us typically consist of privately-held equity or debt securities. When observable prices are not available, management uses valuation techniques for which sufficient and reliable data is available and applied on a consistent basis. The valuation of nonmarketable, privately held investments requires significant judgment by management due to the absence of quoted market values, inherent lack of liquidity, changes in market conditions and the long-term nature of such assets.

We evaluate the source of inputs, including any markets in which our investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When an investment is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), the Adviser will subject those prices to various criteria in making the determination as to whether a particular investment would qualify for treatment as a Level 2 or Level 3 investment. For example, the Adviser, or an independent valuation firm, will review pricing support provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs. Where there may not be a readily available market value for the investments in our portfolio, the fair value of the investments may be determined using unobservable inputs.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of such investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that may ultimately be realized. Further, such investments are generally less liquid than publicly traded securities and may be subject to contractual and other restrictions on resale. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize amounts that are different from the amounts presented and such differences could be material.

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected herein.

The following table presents the investments carried at fair value on the Consolidated Statements of Assets and Liabilities as of June 30, 2026 and December 31, 2025 by the ASC 820 valuation hierarchy (as described above):

	As of June 30, 2026
(in thousands)	Level 1	Level 2	Level 3	Total
Investments
First Lien Loans	—	—	$124,593	$124,593
Short-Term Investments	$953	—	—	$953

Total Investments	$953	—	$124,593	$125,546

	As of December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Investments
First Lien Loans	—	—	$95,185	$95,185

Determinations in Connection with a Drawdown

Certain Shareholders may be required to fund their investments over time and purchase Shares up to the amount of their respective investment on an as-needed basis each time the Company delivers a drawdown notice (each event, a “Drawdown”). In connection with a Drawdown, the Board or a committee thereof will be required to make the determination that we are not selling Shares at a price below the then-current NAV of the Shares, exclusive of any distributing commission or discount (which NAV shall be determined as of a time within 48 hours, excluding Sundays and holidays, next preceding the time of such determination). The Board or an authorized committee thereof will consider the following factors, among others, in making such a determination:

•	the NAV of the Shares determined as of the last calendar day of the immediately preceding month;

•

our management’s assessment of whether any material change in the NAV per Share has occurred (including through the realization of gains on the sale of our portfolio securities during the period beginning on the date of the most recently disclosed NAV per Share and ending 48 hours (excluding Sundays and holidays)) prior to the date on which the amount of the Drawdown is due; and

•

the magnitude of the difference between (i) a value that the Board or a committee thereof has determined reflects the current (as of a time within 48 hours, excluding Sundays and holidays) NAV of the Shares, which is based upon the NAV of the Shares disclosed in the most recent periodic report that we filed with the SEC, as adjusted to reflect our management’s assessment of any material change in the NAV of the Shares since the date of the most recently disclosed NAV of the Shares, and (ii) the NAV of the Shares as of the most recently completed calendar month.

These processes and procedures are part of our compliance policies and procedures. Records are made contemporaneously with all determinations described in this section and these records will be maintained with other records that we are required to maintain under the 1940 Act.

Notwithstanding the foregoing, no such determination will be required in connection with Drawdowns pursuant to which Shareholders will purchase Shares effective as of the first business day of a month, based on the NAV per Share as determined as of the last calendar day of the immediately preceding month.

Interest Income Recognition

Interest income and payment-in-kind (“PIK”) interest are recorded on an accrual basis and interest income includes the accretion of discounts and amortization of premiums. Discounts from and premiums to par value on investments purchased are accreted or amortized into interest income over the life of the respective investment using the effective interest method. Unless such fees relate to services provided by us in connection with an investment, such as syndication, structuring, administration or diligence, all or a portion of any loan fees received by us will be deferred and amortized over the investment’s life. To the extent loans contain PIK provisions, PIK interest, computed at the contractual rates, is accrued and recorded as interest income and added to the principal balance of the loan. PIK interest income added to the principal balance is generally collected upon repayment of the outstanding principal.

Loans are generally placed on non-accrual status when interest and/or principal payments become materially past due and there is reasonable doubt that principal or interest will be collected in full. Recognition of interest income on the loan will cease until all principal and interest are current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, we remain contractually entitled to this interest. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon our judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid or there is no longer any reasonable doubt that such principal or interest will be collected in full and, in our judgment, the loans are likely to remain current. We may make exceptions to this policy if the loan has sufficient collateral value or is in the process of collection. Accrued interest is written off when it becomes probable that the interest will not be collected, and the amount of uncollectible interest can be reasonably estimated.

Dividend income earned on short-term money market investments is accrued daily. Other income may include income such as consent, waiver, amendment, unused, underwriting, arranger and prepayment fees associated with our investment activities. Such fees are recognized as income when earned or the services are rendered.

Investment Transactions

Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment using the specific identification method without regard to unrealized appreciation or depreciation previously recognized, and include investments charged off during the period, net of recoveries. Net change in unrealized appreciation (depreciation) on investments reflects the net change in the fair value of investments, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

Income Taxes

We intend to elect to be treated and to qualify annually thereafter as a RIC under Subchapter M of the Code. To maintain our RIC tax election, we must, among other requirements, meet certain annual source-of-income and quarterly asset diversification requirements. We also must annually distribute dividends for U.S. federal income tax purposes to our Shareholders out of the assets legally available for distribution of an amount generally at least equal to 90% of the sum of our investment company taxable income, determined without regard to any deduction for dividends paid. We intend to distribute all of our investment company taxable income and capital gains annually in order to benefit from the deduction for dividends paid and to prevent a federal corporate net income tax liability.

If we fail to distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year (to the extent that income tax was not imposed on such amounts) less certain over-distributions in prior years (together, the “Excise Tax Distribution Requirements”), we will be subject to a 4% nondeductible U.S. federal excise tax on the portion of the undistributed amounts of such income that are less than the amounts required to be distributed based on the Excise Tax Distribution Requirements. For this purpose, however, any ordinary income or capital gain net income retained by us that is subject to corporate income tax for the tax year ending in that calendar year will be considered to have been distributed by year-end (or earlier if estimated taxes are paid). We currently intend to make sufficient distributions each taxable year to satisfy the Excise Tax Distribution Requirements.

We did not incur any excise tax expense for any of the periods presented.

Recent Developments

Subscriptions

We received proceeds from the issuance of Shares in the amounts set forth in the table below:

Date of Unregistered Sales	Number of Shares Issued	Total Consideration (in thousands)
As of July 1, 2026 (number of Class I Shares finalized on July 27, 2026)	113,268.54	$2,288

Except as previously reported by us on our Current Reports on Form 8-K, we did not sell any securities during the period covered by this Form 10-Q that were not registered under the 1933 Act.

Distributions

We declared distributions set forth in the table below:

Declaration Date	Record Date	Payment Date	Distribution Per Share	Shares Outstanding on Record Date	Total Distributions Declared (in thousands)
July 24, 2026	July 27, 2026	August 10, 2026	$0.15	3,182,454.73	$477

Investment Activity

Subsequent to the period ended June 30, 2026 and through the date of this filing, we invested $13.2 million at cost across three different portfolio companies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to financial market risks, including changes in interest rates.

Valuation Risk

The Company invests primarily in illiquid debt and equity securities of private companies. Most of the Company’s investments do not have a readily available market price, and the Company values these investments at fair value as determined in good faith in accordance with the Valuation Policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments the Company makes.

Interest Rate Risk

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. Because the Company borrows money to make investments, the Company’s net investment income will depend in part upon the difference between the rate at which the Company borrows funds and the rate at which the Company invests such funds as well as its level of leverage. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on the Company’s net investment income or net assets.

The Company may hedge against interest rate and foreign currency fluctuations by using standard hedging instruments such as futures, options and forward contracts or a credit facility subject to the requirements of the 1940 Act and applicable commodities laws. While hedging activities may insulate the Company against adverse changes in interest rates and foreign currencies, such activities may also limit the Company’s ability to participate in benefits of lower interest rates or higher exchange rates with respect to the portion of the Company’s portfolio of investments, if any, with fixed interest rates or denominated in foreign currencies.

As of each of June 30, 2026 and December 31, 2025, on a fair value basis, approximately 0% of the Company’s debt investments bore interest at a fixed rate and approximately 100% of the Company’s debt investments bore interest at a floating rate. Additionally, the Wells Fargo Credit Facility bears interest based on floating SOFR rates.

Based on the Company’s Consolidated Statements of Assets and Liabilities as of June 30, 2026 and December 31, 2025, the following table estimates the potential changes in annualized net interest income resulting from hypothetical base rate changes should interest rates increase or decrease by 100, 200 or 300 basis points, considering interest rate floors for variable rate instruments and assuming no changes in the Company’s investment and borrowing structure. Interest income is calculated as revenue from interest generated from the Company’s portfolio of investments held on June 30, 2026 and on December 31, 2025, as applicable. Interest expense is calculated based on the terms of the Wells Fargo Credit Facility, using the outstanding balance as of June 30, 2026 and as of December 31, 2025, as applicable. Interest expense on the Wells Fargo Credit Facility is calculated using the interest rate as of June 30, 2026 and as of

December 31, 2025, as applicable, adjusted for the impact of hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on the Company’s portfolio investments remain unchanged from the actual effective interest rates as of June 30, 2026 and as of December 31, 2025, as applicable. These hypothetical calculations are based on a model of the investments in the Company’s portfolio, held as of June 30, 2026 and as of December 31, 2025, as applicable, and are adjusted only for assumed changes in the underlying base interest rates.

Actual results could differ significantly from those estimated in the table.

	(in thousands)
	As of June 30, 2026			As of December 31, 2025
Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income
Down 100 basis points	$(1,257)	$(693)	$(564)	$(930)	$(438)	$(492)
Down 200 basis points	$(2,514)	$(1,385)	$(1,129)	$(1,861)	$(875)	$(986)
Down 300 basis points	$(3,771)	$(2,078)	$(1,693)	$(2,791)	$(1,313)	$(1,478)
Up 100 basis points	$1,257	$693	$564	$930	$438	$492
Up 200 basis points	$2,514	$1,385	$1,129	$1,861	$875	$986
Up 300 basis points	$3,771	$2,078	$1,693	$2,791	$1,313	$1,478

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Report. In designing and evaluating the Company’s disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is not currently subject to any material legal proceedings, nor, to the Company’s knowledge, are any material legal proceedings threatened against it. The Company may be a party to certain lawsuits in the normal course of business, including proceedings relating to the enforcement of its rights under loans to, or other contracts with, its portfolio companies. Furthermore, third parties may seek to impose liability on the Company in connection with its activities or the activities of its portfolio companies. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.
ITEM 1A. RISK FACTORS
Investments in the Company involve a high degree of risk. There can be no assurance that the Company’s investment objective will be achieved. For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussed in “Item 1A. Risk Factors” in the Registration Statement. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial may materially affect its business, financial condition and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On April 1, 2026, Adams Street Partners, L.P. purchased 2,500,000 Shares of the Company at a price of $20.00 per Share, which were issued and sold in reliance upon Section 4(a)(2) of the 1933 Act, which provides an exemption from the registration requirements of the 1933 Act. No underwriting discounts or commissions were paid with respect to such sale.
On April 1, 2026, the Company also conducted a private offering (the “Preferred Offering”) of the Series A Preferred Shares, to unaffiliated individual investors who are “accredited investors” as defined in Regulation D of the 1933 Act. Pursuant to the Preferred Offering, in reliance on the exemption from registration provided by Section 4(a)(2) of the 1933 Act, the Company issued and sold 515 Series A Preferred Shares for an aggregate purchase price of $1,545,000. The Series A Preferred Shares were offered through H&L Equities, LLC (“H&L”), a registered broker-dealer and an affiliate of REIT Funding, LLC (“REIT Funding”). The Company paid certain fees to, and covered certain expenses of, REIT Funding in connection with the Preferred Offering. REIT Funding paid certain brokerage or placement fees to H&L out of the fees paid to REIT Funding by the Company. In addition, the Company has engaged REIT Administration, LLC (“REIT Administration”) to perform certain administrative services for the holders of the Series A Preferred Shares (the “Preferred Shareholders”). The fees payable to REIT Administration by the Company are based on the schedule of fees charged by REIT Administration and as detailed in the arrangement letter with the Company. The Company’s obligation to pay such fees to REIT Administration will terminate upon the date when the Preferred Shareholders have been redeemed from the Company and all administrative duties have been completed.
On May 1, 2026, the Company sold Class I Shares for an aggregate consideration of approximately $6.8 million. The number of Shares issued was finalized on May 21, 2026. The purchase price per Share equaled the Company’s NAV per Share as of April 30, 2026. The following table details the Shares issued:

Class of Shares	Number of Shares Issued	Total Consideration
Class I	336,345.36	$6,800,000
The offer and sale of the Shares were made as part of the Company’s continuous private offering and were exempt from the registration requirements of the 1933 Act, pursuant to Section 4(a)(2) thereof and Regulation D or Regulation S thereunder, as applicable. The Company relied upon representations from investors in their subscription agreements that each investor was either (i) an “accredited investor”
as defined in Regulation D under the 1933 Act or (ii) not a “U.S. person” as defined in Regulation S under the 1933 Act.

As disclosed in the Company’s Current Report on Form
8-K
filed with the SEC on June 29, 2026, the Company sold Class I Shares as of June 1, 2026 for aggregate consideration of approximately $4.7 million. Refer to Item 3.02 of the
8-K
for additional information regarding such unregistered sale of the Company’s equity securities.
The Company did not conduct any repurchases of its Shares during the three months ended June 30, 2026.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule
10b5-1
Trading Plans
During the fiscal quarter ended June 30, 2026,
none
of the members of the Board or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities to satisfy the affirmative defense conditions of Rule
10b5-1(c)
or any
“non-Rule
10b5-1
trading arrangement.”
Multiple Class Plan
On June 2, 2026, the Company obtained exemptive relief from the SEC to permit the Company to issue multiple classes of Shares with varying sales loads, contingent deferred sales charges, and/or asset-based service and/or distribution fees (the “Multi-Class Exemptive Relief”). On August 19, 2025, in anticipation of receipt of the Multi-Class Exemptive Relief, the Board voluntarily adopted a multiple class plan pursuant to Rule
18f-3
under the 1940 Act (the “Multiple Class Plan”). Pursuant to the Multiple Class Plan, the Company is authorized to issue three separate classes of Shares, designated as Class S, Class D and Class I Shares. Each class of Shares is subject to certain different fees and expenses. The Company may offer additional classes of Shares in the future.
The foregoing description of the Multiple Class Plan is qualified in its entirety by reference to the Multiple Class Plan, which is filed as Exhibit 10.2 hereto and incorporated by reference herein.
Distribution and Servicing Plan
On August 19, 2025, in anticipation of receipt of the Multi-Class Exemptive Relief, the Board voluntarily adopted a distribution and servicing plan pursuant to Rule
12b-1
under the 1940 Act (the “Distribution and Servicing Plan”) with respect to the Class S and Class D Shares in order to pay to Foreside Fund Services, LLC, the distributor of the Shares, ongoing distribution and servicing fees to compensate financial industry professionals for distribution-related expenses, if applicable, and providing ongoing services in respect of Shareholders who own Class S and Class D Shares. The Distribution and Servicing Plan operates in a manner consistent with Rule
12b-1
under the 1940 Act, which regulates the manner in which an
open-end
investment company may directly or indirectly bear the expenses of distributing its shares. Although the Company is not an open-end
investment company, it has undertaken to comply with the terms of Rule
12b-1,
as required under the terms of the Multi-Class Exemptive Relief, permitting the Company to, among other things, issue multiple classes of Shares. Class I Shares are not subject to a distribution and servicing fee and do not bear any expenses associated therewith.
The foregoing description of the Distribution and Servicing Plan is qualified in its entirety by reference to the Distribution and Servicing Plan, which is filed as Exhibit 10.3 hereto and incorporated by reference herein.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description
3.1	Certificate of Trust(1)

3.2	Amended and Restated Declaration of Trust(1)

3.3	Supplement to the Amended and Restated Declaration of Trust Relating to 12.0% Series A Cumulative Preferred Shares(1)

3.4	By-Laws(1)

4.1	Form of Subscription Agreement(1)

10.1	Form of Indemnification Agreement(1)

10.2	Amended and Restated Multiple Class Plan*

10.3	Distribution and Servicing Plan*

10.4	Sixth Amendment to the Loan and Security Agreement, dated as of May 1, 2026, by and among ASP BDC Lev Facilitation LLC, as borrower, Adams Street Credit Solutions Fund, as servicer and seller, Wells Fargo Bank, National Association, as administrative agent, and each of the lenders from time to time party thereto(2)

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.***

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.***

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)***

(1) Incorporated by reference to the corresponding exhibit filed with the Registration Statement on April 1, 2026.

(2) Incorporated by reference to the corresponding exhibit filed with the Registration Statement on May 15, 2026.

* Filed herewith.

** The certifications attached as Exhibits 32.1 and 32.2 accompany this Report pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act, and shall not be deemed “filed” by the registrant for purposes of Section 18 of the 1934 Act, and are not to be incorporated by reference into any of the registrant’s filings under the 1933 Act or the 1934 Act, except to the extent that the registrant specifically incorporates it by reference.

*** The financial information contained in these XBRL documents is unaudited.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2026

ADAMS STREET CREDIT SOLUTIONS FUND
By:	/s/ Steve Landau
Steve Landau
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Shannon Carlin
Shannon Carlin
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)