Form 10-Q
period 2026-09-30
ADAMS STREET CREDIT SOLUTIONS FUND
filed 2026-11-12
CIK 1772918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-56831

Adams Street Credit Solutions Fund

(Exact Name of Registrant as Specified in Its Charter)

Delaware	83-4219914
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One North Wacker Drive, Suite 2700, Chicago, IL	60606
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (312) 553-7890

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	None	None

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

As of September 30, 2026, there was no established public market for the Registrant’s common shares of beneficial interest (the “Shares”). The number of the Registrant’s Class S, Class D and Class I Shares, par value $0.01 per Share, outstanding as of November 12, 2026 was 0, 0 and 3,326,403.646, respectively. Shares outstanding exclude subscriptions as of November 2, 2026 since the issuance prices have not yet been finalized.

ADAMS STREET CREDIT SOLUTIONS FUND

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED September 30, 2026

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
•
the Company’s investments in direct originations of secured debt (which the Company refers to as “Middle Market Senior Loans”), including first lien senior secured loans (which may include stand-alone first lien loans, first lien/last out loans and “unitranche” loans) and second lien senior secured loans, with the balance of its assets invested in higher-yielding investments (which may include unsecured debt, mezzanine debt and investments in equities), involve a number of significant risks;
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
•
there is no assurance that the performance of the Company will equal or exceed past performance of other investment vehicles, to which Adams Street provides investment advisory services, including other business development companies and commingled private funds, separately managed accounts, funds of one and other similar vehicles and accounts or the Company's predecessor, Adams Street Credit Solutions Fund, LP, a Delaware limited partnership, and prior thereto, a Delaware limited liability company, that was exempt from registration under the 1940 Act pursuant to Section 3(c)(7) thereof;
•
the costs of complying with reporting requirements under the Securities Exchange Act of 1934, as amended (the “1934 Act”) and the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), including Section 404 internal control requirements;
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADAMS STREET CREDIT SOLUTIONS FUND AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(unaudited) (thousands of dollars, except share and per share amounts)

	September 30, 2026	December 31, 2025
	(unaudited)
Assets
Investments – non-controlled/non-affiliated:
First lien loans (Amortized cost of $142,453 and $94,929, respectively)	$142,225	$95,185
Equity (Cost of $300 and $0, respectively)	300	—
Short-term investments (Amortized cost of $727 and $0, respectively)	727	—
Cash	—	535
Restricted cash	1,726	1,451
Prefunded investments	3,965	—
Receivable for interest and other income	732	483
Deferred offering costs	261	—
Prepaid expenses and other assets	97	29
Other receivables	30	28
Total assets	$150,063	$97,711
Liabilities
Promissory note (Note 5)	$—	$50,000
Credit facility, net of deferred financing costs of $1,561 and $478, respectively (Note 5)	79,689	43,272
Due to affiliates (Note 4)	371	844
Accrued expenses and other liabilities	1,079	314
Distributions payable (Note 8)	541	—
Incentive fees payable	304	—
Interest and credit facility fees payable	293	202
Bank overdraft	258	—
Management fee payable	61	—
Total liabilities	$82,596	$94,632
Commitments and contingencies (Note 6)
Class I Shares (par value $0.01 per share, 3,289,117 shares issued and outstanding as of September 30, 2026)	33	—
Preferred Shares (par value $0.01 per share, 515 shares issued and outstanding as of September 30, 2026)	—	—
Additional paid-in capital	67,351	—
Distributable earnings (loss)	83	3,079
Total net assets	$67,467	$3,079
Total liabilities and net assets	$150,063	$97,711
Net assets per Class I Share	$20.08	$—

The accompanying notes are an integral part of these consolidated financial statements.

ADAMS STREET CREDIT SOLUTIONS FUND AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (thousands of dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$2,947	$2,068	$7,877	$3,307
PIK interest income	277	101	602	109
Other income	4	4	32	5
Total investment income from non-controlled/non-affiliated investments	3,228	2,173	8,511	3,421
From non-controlled/affiliated investments:
Other income	—	649	—	634
Total investment income from non-controlled/affiliated investments	—	649	—	634
Total investment income	3,228	2,822	8,511	4,055
Expenses:
Interest expense and credit facility fees (Note 5)	$1,258	$1,612	$4,012	$2,876
Professional fees	829	128	1,675	201
Organizational expenses	250	510	1,107	2,089
Management fees	199	—	324	—
Incentive fees	194	—	303	—
Administration fees	187	28	571	94
Offering costs	119	—	258	—
Other general and administrative expenses	44	11	168	13
Total expenses before expense support and waivers	3,080	2,289	8,418	5,273
Expense support and waivers (Notes 4 and 5)	(1,260)	(510)	(4,416)	(2,089)
Net expenses after expense support and waivers	1,820	1,779	4,002	3,184
Net investment income (loss) before taxes	1,408	1,043	4,509	871
Tax expense	—	—	61	—
Net investment income (loss) after taxes	1,408	1,043	4,448	871
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments:
Non-controlled/non-affiliated investments	12	52	26	54
Non-controlled/affiliated investments	—	(768)	—	(833)
Net change in unrealized appreciation/(depreciation) on investments:
Non-controlled/non-affiliated investments	(290)	(38)	(484)	261
Non-controlled/affiliated investments	—	110	—	—
Net realized and unrealized gain (loss) on investments	(278)	(644)	(458)	(518)
Net increase (decrease) in net assets resulting from operations (Note 9)	$1,130	$399	$3,990	$353

The accompanying notes are an integral part of these consolidated financial statements.

ADAMS STREET CREDIT SOLUTIONS FUND AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited) (thousands of dollars, except share and per share amounts)

		Class I Shares			Preferred Shares
			Additional			Additional	Distributable	Total
		Par	Paid		Par	Paid	Earnings	Net
	Shares	Amount	in Capital	Shares	Amount	in Capital	(Loss)	Assets
Opening Balance at December 31, 2025	—	$—	$—	—	$—	$—	$3,079	$3,079
Net investment income (loss)	—	—	—	—	—	—	1,685	1,685
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	—	(53)	(53)
Net increase (decrease) in net assets resulting from operations	—	—	—	—	—	—	1,632	1,632
Distributions declared from net investment income	—	—	—	—	—	—	(4,516)	(4,516)
Net increase (decrease) in net assets from shareholder distributions	—	—	—	—	—	—	(4,516)	(4,516)
Total increase (decrease) for the three months ended	—	—	—	—	—	—	(2,884)	(2,884)
Ending Balance at March 31, 2026	—	$—	$—	—	$—	$—	$195	$195
Net investment income (loss)	—	—	—	—	—	—	1,355	1,355
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	—	(127)	(127)
Net increase (decrease) in net assets resulting from operations	—	—	—	—	—	—	1,228	1,228
Capital contributions from shareholders	3,067,103	31	61,434	515	—	1,438	—	62,903
Reinvestment of shareholder distributions	294	—	6	—	—	—	—	6
Distributions declared from net investment income
Class I Shares	—	—	—	—	—	—	(885)	(885)
Preferred Shares	—	—	—	—	—	—	(77)	(77)
Total distributions declared from net investment income	—	—	—	—	—	—	(962)	(962)
Net increase (decrease) in net assets from shareholder contributions and distributions	3,067,397	31	61,440	515	—	1,438	(962)	61,947
Total increase (decrease) for the three months ended	3,067,397	31	61,440	515	—	1,438	266	63,175
Ending Balance at June 30, 2026	3,067,397	$31	$61,440	515	$—	$1,438	$461	$63,370
Net investment income (loss)	—	—	—	—	—	—	1,408	1,408
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	—	(278)	(278)
Net increase (decrease) in net assets resulting from operations	—	—	—	—	—	—	1,130	1,130
Capital contributions from shareholders	214,140	2	4,320	—	—	—	—	4,322
Reinvestment of shareholder distributions	7,580	—	153	—	—	—	—	153
Distributions declared from net investment income
Class I Shares	—	—	—	—	—	—	(1,461)	(1,461)
Preferred Shares	—	—	—	—	—	—	(47)	(47)
Total distributions declared from net investment income	—	—	—	—	—	—	(1,508)	(1,508)
Net increase (decrease) in net assets from shareholder contributions and distributions	221,720	2	4,473	—	—	—	(1,508)	2,967
Total increase (decrease) for the three months ended	221,720	2	4,473	—	—	—	(378)	4,097
Ending Balance at September 30, 2026	3,289,117	$33	$65,913	515	$—	$1,438	$83	$67,467

The accompanying notes are an integral part of these consolidated financial statements.

ADAMS STREET CREDIT SOLUTIONS FUND AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited) (thousands of dollars)

	Distributable	Total Net
	Earnings (Loss)	Assets
Opening Balance at December 31, 2024	$(397)	$(397)
Net investment income (loss)	(26)	(26)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	32	32
Net increase (decrease) in net assets resulting from operations	6	6
Total increase (decrease) for the three months ended	6	6
Ending Balance at March 31, 2025	$(391)	$(391)
Net investment income (loss)	(145)	(145)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	94	94
Net increase (decrease) in net assets resulting from operations	(51)	(51)
Total increase (decrease) for the three months ended	(51)	(51)
Ending Balance at June 30, 2025	$(442)	$(442)
Net investment income (loss)	1,043	1,043
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	(644)	(644)
Net increase (decrease) in net assets resulting from operations	399	399
Total increase (decrease) for the three months ended	399	399
Ending Balance at September 30, 2025	$(43)	$(43)

The accompanying notes are an integral part of these consolidated financial statements.

ADAMS STREET CREDIT SOLUTIONS FUND AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (thousands of dollars)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$3,990	$353
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	248	165
Accretion of discounts on investments	(191)	(87)
Net realized (gain) loss on investments	(26)	779
Net change in unrealized (appreciation) depreciation on investments	484	(261)
Cost of investments purchased	(49,750)	(96,978)
Proceeds from repayments and sales of investments	2,745	27,353
Net (purchases) sales of short-term investments	(727)	—
Payment-in-kind interest	(602)	(109)
Changes in operating assets and liabilities:
Other receivables	(2)	(30)
Prefunded investments	(3,965)	—
Receivable for interest and other income	(249)	(372)
Deferred offering costs	(261)	—
Prepaid expenses and other assets	(68)	(602)
Due to affiliates	(473)	199
Accrued expenses and other liabilities	765	109
Incentive fees payable	304	—
Interest and credit facility fees payable	91	1,824
Management fee payable	61	—
Bank overdraft	258	—
Net cash used in operating activities	(47,368)	(67,657)
Cash flows from financing activities:
Capitalization of deferred financing costs	(1,332)	(172)
Capital contributions, net of reinvested distributions	17,226	—
Capital distributions, net of distributions payable and reinvested distributions	(6,286)	—
Proceeds from promissory note borrowings	—	31,728
Borrowings from line of credit	55,250	42,500
Repayments from line of credit	(17,750)	—
Net cash provided by financing activities	47,108	74,056
Net increase (decrease) in cash and restricted cash	(260)	6,399
Cash and restricted cash, beginning of period	1,986	346

Cash and restricted cash, end of period	$1,726	$6,745

Supplemental disclosures
Interest, including credit facility fees, paid during the period	$2,965	$1,046
Distributions payable	541	—
Reinvestment of shareholder distributions	159	—
Cash paid during the period for taxes	61	—
Conversion of promissory note to Class I Shares	50,000	—

The following table provides a reconciliation of cash and restricted cash reported within the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of
	September 30, 2026	September 30, 2025
Cash	$-	$6,745
Restricted cash	1,726	—

Total cash and restricted cash shown in the Consolidated Statements of Cash Flows (1)	$1,726	$6,745

(1)
See Note 2, Significant Accounting Policies, for a description of cash and restricted cash.

The accompanying notes are an integral part of these consolidated financial statements.

ADAMS STREET CREDIT SOLUTIONS FUND AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

AS OF September 30, 2026

									Amounts in thousands of dollars
	Reference Rate and	Credit Spread	PIK Interest	Unfunded	Interest	Interest	Maturity	Par Amount/		Fair	% of Net
Investments+#(b)	Spread (a)	Adjustment	Rate	Fee Rate	Rate Floor	Rate	Date	Units	Cost^	Value	Assets~**
Investments – non- controlled/non-affiliated
First Lien Loans
Advertising
Project Granite Buyer, Inc (1)	S + 5.75%	N/A	N/A	1.00%	0.75%	N/A	12/31/2031	589	$(4)	$-	$-
Project Granite Buyer, Inc (2)	S + 5.75%	N/A	N/A	N/A	0.75%	9.48%	12/31/2031	3,647	3,592	3,646	5.41%
									3,588	3,646	5.41%
Aerospace & Defense
API Holdings III LLC (2)	S + 5.25%	N/A	N/A	N/A	0.75%	9.01%	06/03/2033	4,379	4,337	4,357	6.46%
API Holdings III LLC (1)	S + 5.50%	N/A	N/A	0.50%	0.75%	N/A	06/03/2033	100	-	(1)	0.00%
API Holdings III LLC (1)	S + 5.50%	N/A	N/A	0.50%	0.75%	N/A	06/03/2033	100	(1)	(1)	0.00%
Eagle U.S. Purchaser, Inc (2)	S + 5.00%	N/A	N/A	N/A	0.75%	9.07%	12/31/2032	3,536	3,489	3,519	5.22%
Titan BW Borrower L.P. (2)	S + 5.00%	N/A	2.75%	N/A	1.00%	8.76%	07/24/2032	10,195	10,113	10,144	15.04%
									17,938	18,018	26.72%
Air Freight & Logistics
Kenco PPC Buyer LLC (2)	S + 4.25%	N/A	N/A	N/A	1.00%	8.01%	11/15/2029	1,781	1,770	1,781	2.64%

Application Software
Appfire Technologies, LLC	S + 4.75%	N/A	N/A	N/A	1.00%	8.48%	03/09/2028	2	2	2	0.00%
Mimecast Borrowerco, Inc (2)	S + 4.50%	N/A	N/A	N/A	0.75%	8.40%	05/18/2029	9,633	9,632	9,633	14.28%
Mimecast Borrowerco, Inc (2)	S + 4.50%	N/A	N/A	1.00%	0.75%	8.40%	05/18/2029	51	50	51	0.08%
Mimecast Borrowerco, Inc (2)	S + 4.50%	N/A	N/A	N/A	0.75%	8.40%	05/18/2029	89	88	89	0.13%
Movable, Inc (2)	S + 4.75%	N/A	2.25%	N/A	0.75%	8.75%	07/16/2032	5,000	4,959	4,950	7.34%
NetWrix Corporation (1)	S + 4.75%	N/A	N/A	1.00%	0.75%	8.51%	06/11/2029	127	13	11	0.02%
NetWrix Corporation (2)	S + 4.75%	N/A	N/A	N/A	0.75%	8.51%	06/11/2029	31	31	30	0.04%
UserZoom Technologies, Inc (2)	S + 7.25%	N/A	1.00%	N/A	0.75%	11.06%	04/05/2029	225	224	212	0.32%
UserZoom Technologies, Inc (2)	S + 7.75%	N/A	1.50%	N/A	0.75%	11.56%	04/05/2029	255	250	242	0.36%
UserZoom Technologies, Inc (2)	S + 7.75%	N/A	1.50%	N/A	1.00%	11.40%	04/05/2029	76	75	72	0.11%
									15,324	15,292	22.68%
Broadcasting
Ditka Borrower, LLC (2)	S + 5.00%	N/A	N/A	1.00%	0.75%	9.07%	06/05/2031	792	780	792	1.18%

Commodity Chemicals
PXO Holdings I Corp (2)	S + 5.50%	0.15%	N/A	N/A	0.75%	9.72%	03/08/2028	1,448	1,438	1,441	2.14%
PXO Holdings I Corp (2)	S + 5.50%	0.15%	N/A	1.00%	0.75%	9.47%	03/08/2028	123	122	122	0.18%
PXO Holdings I Corp (2)	S + 5.50%	0.15%	N/A	N/A	0.75%	9.47%	03/08/2028	915	907	910	1.35%
									2,467	2,473	3.67%
Computer & Electronics Retail
Reveal Midco, LLC (2)	S + 5.50%	N/A	N/A	N/A	0.75%	9.48%	09/17/2032	5,000	4,901	4,901	7.27%
Reveal Midco, LLC (1)	S + 5.50%	N/A	N/A	0.50%	0.75%	N/A	09/17/2031	100	(2)	(2)	0.00%
									4,899	4,899	7.27%
Construction & Engineering
Greenwood Operating Group, LLC (2)	S + 5.50%	N/A	N/A	N/A	1.00%	9.57%	05/07/2031	5,854	5,764	5,854	8.68%
Lightning Protection BuyerCo, LLC (2)	S + 5.00%	N/A	N/A	N/A	0.75%	9.07%	08/12/2033	5,000	4,951	4,951	7.34%
Lightning Protection BuyerCo, LLC (1)	S + 5.00%	N/A	N/A	N/A	0.75%	N/A	08/12/2033	100	-	-	0.00%
Lightning Protection BuyerCo, LLC (1)	S + 5.00%	N/A	N/A	0.50%	0.75%	N/A	08/12/2033	100	(1)	(1)	0.00%
TSG Gateway Acquisition, LLC (2)	S + 5.25%	N/A	N/A	0.75%	1.00%	9.07%	07/02/2030	466	459	466	0.69%
OGD Overhead Garage Door Acquisition, LLC (2)	S + 5.25%	N/A	N/A	N/A	1.00%	9.12%	07/02/2030	621	615	621	0.92%
Pavement Preservation Acquisition, LLC (2)	S + 5.25%	N/A	N/A	N/A	1.00%	9.07%	08/09/2030	3,775	3,725	3,766	5.58%
Pavement Preservation Acquisition, LLC (2)	S + 5.25%	N/A	N/A	0.75%	1.00%	9.07%	08/09/2030	24	23	24	0.04%
									15,536	15,681	23.25%
Diversified Real Estate Activities
BMS Holdings III Corp (2)	S + 6.00%	0.15%	N/A	N/A	1.00%	10.22%	03/31/2028	71	71	67	0.10%
BMS Holdings III Corp (2)	S + 6.00%	0.15%	N/A	1.00%	1.00%	10.22%	03/31/2028	37	37	35	0.05%
									108	102	0.15%
Diversified Support Services
Kanawha Scales & Systems, LLC (2)	S + 4.50%	N/A	N/A	N/A	0.75%	8.39%	11/12/2032	684	678	680	1.01%
PrimeFlight Acquisition, LLC (2)	S + 5.25%	N/A	N/A	N/A	1.00%	9.07%	05/01/2029	183	182	183	0.27%
PrimeFlight Acquisition, LLC (2)	S + 4.75%	N/A	N/A	N/A	1.00%	8.51%	05/01/2029	210	208	210	0.31%
PrimeFlight Acquisition, LLC (2)	S + 4.75%	N/A	N/A	N/A	1.00%	8.50%	05/01/2029	1,675	1,662	1,675	2.48%
Saturn Intermediate Purchaser, LLC (1)	S + 4.75%	N/A	N/A	1.00%	1.00%	N/A	07/22/2030	985	(3)	-	0.00%
Tape BuyerCo, LLC (2)	S + 5.00%	N/A	N/A	N/A	0.75%	8.73%	07/08/2033	5,000	4,951	4,975	7.38%
Tape BuyerCo, LLC (1)	S + 5.00%	N/A	N/A	0.50%	0.75%	8.81%	07/08/2033	100	13	14	0.02%
W.A. Kendall and Company, LLC (2)	S + 5.75%	N/A	N/A	1.00%	1.00%	10.09%	04/22/2030	1,299	1,299	1,299	1.93%
W.A. Kendall and Company, LLC (2)	S + 5.75%	0.26%	N/A	1.00%	1.00%	10.09%	04/22/2030	447	443	447	0.66%
W.A. Kendall and Company, LLC (2)	S + 5.75%	0.26%	N/A	1.00%	1.00%	10.09%	04/22/2030	1,944	1,921	1,944	2.88%
									11,354	11,427	16.94%
Electrical Components & Equipment
IEM New Sub 2, LLC (2)	S + 4.75%	N/A	N/A	N/A	0.50%	8.82%	12/03/2031	2,950	2,919	2,950	4.37%
IEM New Sub 2, LLC (1)	S + 4.75%	N/A	N/A	1.00%	0.50%	N/A	12/03/2031	527	-	-	0.00%
The accompanying notes are an integral part of these consolidated financial statements.

ADAMS STREET CREDIT SOLUTIONS FUND AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

AS OF September 30, 2026

									Amounts in thousands of dollars
	Reference Rate and	Credit Spread	PIK Interest	Unfunded	Interest	Interest	Maturity	Par Amount/		Fair	% of Net
Investments+#(b)	Spread (a)	Adjustment	Rate	Fee Rate	Rate Floor	Rate	Date	Units	Cost^	Value	Assets~**
									2,919	2,950	4.37%
Electronic Components
Excelitas Technologies Corp. (2)	S + 5.25%	N/A	N/A	N/A	0.75%	9.15%	08/13/2029	838	830	838	1.24%

Environmental & Facilities Services
Broadway Buyer LLC (2)	S + 4.25%	N/A	N/A	N/A	0.75%	8.32%	12/01/2032	295	293	294	0.44%
HES Intermediate Holdings II, LLC (2)	S + 5.25%	N/A	2.875%	N/A	0.75%	9.32%	03/02/2033	1,184	1,174	1,178	1.75%
									1,467	1,472	2.19%
Food Distributors
Recipe Acquisition Corp. (1)	S + 5.00%	N/A	N/A	1.00%	1.00%	9.07%	07/31/2031	1,067	178	182	0.27%
Recipe Acquisition Corp. (2)	S + 5.00%	N/A	N/A	N/A	1.00%	9.07%	07/31/2031	4,092	4,064	4,092	6.07%
									4,242	4,274	6.34%
Gas Utilities
MGP Holdings III Corp. (2)	S + 5.25%	N/A	N/A	1.00%	1.00%	9.32%	03/01/2030	175	174	175	0.26%
MGP Holdings III Corp. (2)	S + 5.25%	N/A	N/A	1.00%	1.00%	9.32%	03/01/2030	147	145	147	0.22%
									319	322	0.48%
Health Care Equipment
USME Buyer, LLC (2)	S + 5.75%	0.15%	N/A	1.00%	1.00%	9.72%	05/24/2029	127	126	127	0.19%
VSC Specialty Molding Acquisition LLC (2)	S + 4.50%	N/A	N/A	N/A	0.75%	8.25%	10/06/2031	417	413	414	0.62%
									539	541	0.81%
Health Care Services
CBI-Gator Acquisition, LLC (2)	S + 6.50%	0.15%	0.75%	N/A	1.00%	10.41%	10/25/2027	4,051	4,037	4,011	5.95%
CCHN Holdings, LLC (2)	S + 5.50%	N/A	N/A	N/A	0.75%	9.40%	04/01/2030	2,619	2,588	2,593	3.84%
North Star Fertility Holdings, LLC (2)	S + 6.00%	0.10%	N/A	N/A	0.75%	10.17%	12/28/2027	1,342	1,332	1,342	1.99%
Premier Care Dental Management LLC (2)	S + 5.00%	N/A	N/A	N/A	0.75%	8.90%	08/05/2028	124	123	124	0.19%
Premier Care Dental Management LLC (2)	S + 5.00%	N/A	N/A	1.00%	0.75%	8.90%	08/05/2028	182	181	182	0.27%
Premier Care Dental Management LLC (2)	S + 5.00%	N/A	N/A	1.00%	0.75%	8.90%	08/05/2028	183	182	183	0.27%
USOP, LLC (2)	S + 7.00%	0.15%	7.00%	N/A	1.00%	10.97%	12/31/2029	108	108	99	0.15%
USOP, LLC (2)	S + 7.00%	0.15%	7.00%	N/A	1.00%	10.97%	12/31/2029	33	33	30	0.04%
USOP, LLC (2)	S + 7.00%	0.15%	7.00%	N/A	1.00%	10.97%	12/31/2029	333	332	305	0.45%
USOP, LLC (2)	S + 7.00%	0.15%	7.00%	1.00%	1.00%	10.97%	12/31/2029	577	571	528	0.78%
USOP, LLC (2)	S + 7.25%	0.15%	7.25%	N/A	1.00%	11.22%	12/31/2029	1,016	1,006	937	1.39%
USOP, LLC (2)	S + 7.00%	0.15%	7.00%	N/A	1.00%	10.97%	12/31/2029	189	189	173	0.26%
									10,682	10,507	15.58%
Health Care Supplies
Tidi Legacy Products, Inc (2)	S + 4.50%	N/A	N/A	1.00%	1.00%	8.40%	12/19/2029	991	$978	$991	1.47%

Human Resource & Employment Services
CLS Management Services LLC (2)	S + 4.75%	N/A	N/A	1.00%	1.00%	8.82%	03/27/2030	26	25	26	0.04%
CLS Management Services LLC (2)	S + 5.00%	N/A	N/A	0.75%	1.00%	8.84%	03/27/2030	79	78	79	0.12%
									103	105	0.16%
Industrial Machinery & Supplies & Components
BPG Holdings IV Corp (2)	S + 7.85%	N/A	5.00%	N/A	0.75%	11.92%	07/29/2029	2,152	2,132	1,485	2.20%

Insurance Brokers
Beyond Risk Management, Inc (2)	S + 4.75%	N/A	N/A	N/A	0.75%	8.57%	03/11/2033	5,000	4,954	4,975	7.38%

Interactive Media & Services
Syndigo LLC (2)	S + 5.00%	N/A	N/A	N/A	0.75%	8.76%	09/02/2032	3,474	3,444	3,422	5.07%

IT Consulting & Other Services
OneSource Virtual Inc (2)	S + 4.50%	N/A	2.875%	N/A	0.50%	8.57%	01/30/2033	3,425	3,409	3,425	5.08%
UpStack Holdco Inc (2)	S + 5.00%	N/A	N/A	N/A	0.75%	9.07%	08/25/2031	1,990	1,976	1,990	2.95%
UpStack Holdco Inc (2)	S + 5.00%	N/A	N/A	N/A	0.75%	8.80%	08/25/2031	269	267	269	0.40%
UpStack Holdco Inc (1)	S + 5.00%	N/A	N/A	0.75%	0.75%	N/A	08/25/2031	100	-	-	0.00%
									5,652	5,684	8.43%
Life Sciences Tools & Services
Emmes Blocker, Inc (2)	S + 5.75%	N/A	3.375%	N/A	0.75%	9.51%	07/07/2028	593	589	591	0.88%
Emmes Blocker, Inc (2)	S + 5.75%	N/A	3.375%	1.00%	0.75%	9.51%	07/07/2028	397	394	396	0.59%
									983	987	1.47%
Marine Ports & Services
DM Buyer (USA), Inc (2)	S + 4.50%	N/A	N/A	N/A	0.75%	8.26%	02/09/2033	483	479	481	0.71%

Other Specialty Retail
Saldon Holdings, Inc (2)	S + 5.25%	0.10%	N/A	N/A	1.00%	9.25%	03/13/2028	446	445	446	0.66%

Pharmaceuticals
Harmony Foods, LLC (2)	S + 4.00%	N/A	N/A	N/A	1.00%	8.07%	01/30/2031	1,447	1,440	1,447	2.14%

Real Estate Services

The accompanying notes are an integral part of these consolidated financial statements.

ADAMS STREET CREDIT SOLUTIONS FUND AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

AS OF September 30, 2026

									Amounts in thousands of dollars
	Reference Rate and	Credit Spread	PIK Interest	Unfunded	Interest	Interest	Maturity	Par Amount/		Fair	% of Net
Investments+#(b)	Spread (a)	Adjustment	Rate	Fee Rate	Rate Floor	Rate	Date	Units	Cost^	Value	Assets~**
Continuum Companies, Inc (2)	S + 5.75%	0.26%	N/A	1.00%	1.00%	10.09%	09/10/2027	2,148	2,132	2,148	3.19%
Continuum Companies, Inc (2)	S + 5.75%	0.26%	N/A	N/A	1.00%	10.09%	09/10/2027	581	579	581	0.86%
									2,711	2,729	4.05%
Specialized Consumer Services
FSHS I, LLC (2)	S + 5.75%	N/A	N/A	1.00%	0.75%	9.65%	11/18/2028	48	47	48	0.07%
FSHS I, LLC (2)	S + 5.75%	N/A	N/A	N/A	0.75%	9.65%	11/18/2028	96	94	96	0.14%
Goettl Home Services, LLC	S + 7.25%	0.15%	6.25%	N/A	0.75%	11.13%	12/10/2028	17	16	15	0.02%
Goettl Home Services, LLC	S + 7.25%	0.15%	6.25%	1.00%	0.75%	11.13%	12/10/2028	41	41	38	0.06%
Goettl Home Services, LLC	S + 7.25%	0.15%	6.25%	N/A	0.75%	11.13%	12/10/2028	301	299	273	0.40%
Orion Services Group, LLC (2)	S + 5.25%	N/A	N/A	N/A	1.00%	8.98%	01/22/2032	4,984	4,938	4,984	7.39%
WIN Holdings III Corp (2)	S + 5.50%	0.10%	N/A	N/A	0.75%	9.60%	07/16/2028	1,188	1,180	1,188	1.76%
WIN Holdings III Corp (2)	S + 5.50%	0.10%	N/A	N/A	0.75%	9.60%	07/16/2028	777	766	777	1.15%
									7,381	7,419	10.99%
Specialty Chemicals
Bulab Holdings, Inc (2)	S + 4.50%	N/A	N/A	N/A	0.75%	8.57%	07/01/2032	7,190	7,131	7,154	10.61%
PLZ Corp (2)	S + 5.00%	N/A	N/A	N/A	0.75%	8.90%	03/31/2032	4,988	4,896	4,938	7.32%
									12,027	12,092	17.93%
Trading Companies & Distributors
DSS Holdings III Corp (1)(2)	S + 5.00%	N/A	N/A	1.00%	1.00%	8.90%	10/15/2030	369	323	321	0.48%
DSS Holdings III Corp (2)	S + 5.00%	N/A	N/A	N/A	1.00%	8.90%	10/15/2030	1,549	1,538	1,525	2.26%
Forge Industries, Inc (2)	S + 5.25%	N/A	N/A	N/A	1.00%	9.07%	07/31/2032	3,130	3,084	3,084	4.57%
Forge Industries, Inc (1)	S + 5.25%	N/A	N/A	0.50%	1.00%	9.07%	07/31/2032	67	18	18	0.03%
Forge Industries, Inc (1)	S + 5.25%	N/A	N/A	1.00%	1.00%	N/A	07/31/2032	100	(1)	(1)	0.00%
Forge Industries, Inc (1)	S + 5.25%	N/A	N/A	0.50%	1.00%	N/A	07/31/2032	33	-	-	0.00%
									4,962	4,947	7.34%
Total First Lien Loans									142,453	142,225	210.92%
Equity***
Computer & Electronics Retail
Reveal Midco, LLC (Class B Units)								100,000	-	-	0.00%
Reveal Midco, LLC (Class A Units)								100	100	100	0.15%
									100	100	0.15%
Construction & Engineering
Lightning Protection BuyerCo, LLC (Class A Units)								500	50	50	0.07%
Lightning Protection BuyerCo, LLC (Preferred Units) (3)								500	50	50	0.07%
									100	100	0.14%
Diversified Support Services
Tape BuyerCo, LLC (Common Equity)								1,000	100	100	0.15%
Total Equity									300	300	0.44%
Short-Term Investments
State Street Institutional Treasury Plus Money Market Fund - Premier Class						3.80%		727	727	727	1.08%
Total Short-Term Investments									727	727	1.08%
Total Investments – non- controlled/non-affiliated									143,480	143,252	212.44%
Total Investments									$143,480	$143,252	212.44%

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

# Substantially all investments were valued using unobservable inputs and are considered Level 3 investments, except for short-term investments classified as Level 1. Fair value was determined in good faith by Adams Street Advisors, LLC (the “Adviser”) (Note 3), pursuant to the Company’s valuation policy. Additionally, all debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise indicated.

** Certain industries are shown as 0% due to rounding.

*** These equity investments are issued in private placement transactions and are restricted as to resale. As of September 30, 2026, the aggregate fair value of these securities is $300 thousand or 0.44% of the Company’s net assets.

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
(b)
Unless otherwise indicated, all investments are non-controlled, non-affiliated investments. A non-controlled, non-affiliated investment is one in which the Company owns less than 5% of a portfolio company’s outstanding voting securities and does not have the power to control the management or policies of that portfolio company. As of September 30, 2026, all of the Company’s investments met this definition.
(1)
Position or portion thereof is an unfunded commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value, if applicable, result primarily from unamortized fees, which are capitalized to the investment cost. The unfunded commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments:
(2)
Invested through ASP BDC Lev Facilitation LLC. All or a portion of these investments are pledged as collateral under the Wells Fargo Credit Facility (as defined in Note 5, Borrowings).
(3)
The preferred equity investment earns a cumulative preferred return of 15%.
The accompanying notes are an integral part of these consolidated financial statements.

ADAMS STREET CREDIT SOLUTIONS FUND AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

AS OF September 30, 2026

The following table shows the Company’s unfunded commitments and related fair values by portfolio company as of September 30, 2026 (dollar amounts in thousands):

Investments – non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
API Holdings III LLC	Delayed Draw Term Loan	06/03/2033	100	(1)
API Holdings III LLC	Revolver	06/03/2033	100	(1)
DSS Holdings III Corp	Delayed Draw Term Loan	10/15/2030	43	(1)
Forge Industries, Inc	Revolver	07/31/2032	33	—
Forge Industries, Inc	Revolver	07/31/2032	48	(1)
Forge Industries, Inc	Delayed Draw Term Loan	07/31/2032	100	(1)
IEM New Sub 2, LLC	Second Incremental Delayed Draw Term Loan	12/03/2031	527	—
Lightning Protection BuyerCo, LLC	Delayed Draw Term Loan	08/12/2033	100	—
Lightning Protection BuyerCo, LLC	Revolver	08/12/2033	100	(1)
NetWrix Corporation	Incremental Delayed Draw Term Loan	06/11/2029	113	(2)
Project Granite Buyer, Inc	Delayed Draw Term Loan	12/31/2031	589	—
Recipe Acquisition Corp.	Delayed Draw Term Loan	07/31/2031	885	—
Reveal Midco, LLC	Revolver	09/17/2031	100	(2)
Saturn Intermediate Purchaser, LLC	Incremental Delayed Draw Term Loan	07/22/2030	985	—
Tape BuyerCo, LLC	Revolver	07/08/2033	86	—
UpStack Holdco Inc	Second Amendment Delayed Draw Term Loan	08/25/2031	100	—
Total unfunded commitments			$4,009	$(10)

The following table shows the portfolio composition of first lien loans and equity by geographic region at cost and fair value as a percentage of total first lien loan and equity investments in portfolio companies. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which is not always indicative of the primary source of the portfolio company’s business (dollar amounts in thousands):

	As of September 30, 2026
Geography - % of Fair Value	Cost		Fair Value
United States	$142,753	100.00%	$142,525	100.00%
	$142,753	100.00%	$142,525	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

ADAMS STREET CREDIT SOLUTIONS FUND AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

AS OF September 30, 2026

The following table shows the composition of the Company’s investment portfolio by industry at cost and fair value, excluding short-term investments, as of September 30, 2026 (dollar amounts in thousands):

			% of Investment	% of Net Assets
Industry allocation	Cost	Fair Value	at Fair Value**	at Fair Value**
Advertising	$3,588	$3,646	3%	6%
Aerospace & Defense	17,938	18,018	13%	27%
Air Freight & Logistics	1,770	1,781	1%	3%
Application Software	15,324	15,292	11%	23%
Broadcasting	780	792	1%	1%
Commodity Chemicals	2,467	2,473	2%	4%
Computer & Electronics Retail	4,999	4,999	4%	7%
Construction & Engineering	15,636	15,781	11%	23%
Diversified Real Estate Activities	108	102	0%	0%
Diversified Support Services	11,454	11,527	8%	17%
Electrical Components & Equipment	2,919	2,950	2%	4%
Electronic Components	830	838	1%	1%
Environmental & Facilities Services	1,467	1,472	1%	2%
Food Distributors	4,242	4,274	3%	6%
Gas Utilities	319	322	0%	1%
Health Care Equipment	539	541	0%	1%
Health Care Services	10,682	10,507	7%	16%
Health Care Supplies	978	991	1%	2%
Human Resource & Employment Services	103	105	0%	0%
Industrial Machinery & Supplies & Components	2,132	1,485	1%	2%
Insurance Brokers	4,954	4,975	4%	7%
Interactive Media & Services	3,444	3,422	2%	5%
IT Consulting & Other Services	5,652	5,684	4%	8%
Life Sciences Tools & Services	983	987	1%	1%
Marine Ports & Services	479	481	0%	1%
Other Specialty Retail	445	446	0%	1%
Pharmaceuticals	1,440	1,447	1%	2%
Real Estate Services	2,711	2,729	2%	4%
Specialized Consumer Services	7,381	7,419	5%	11%
Specialty Chemicals	12,027	12,092	8%	18%
Trading Companies & Distributors	4,962	4,947	3%	7%
	$142,753	$142,525	100%	211%

** Certain industries are shown as 0% due to rounding

The accompanying notes are an integral part of these consolidated financial statements.

ADAMS STREET CREDIT SOLUTIONS FUND AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

AS OF December 31, 2025

								Amounts in thousands of dollars
	Reference Rate	Credit Spread	PIK Interest	Unfunded	Interest	Maturity	Par Amount/		Fair	% of Net
Investments+#(b)	and Spread (a)	Adjustment	Rate	Fee Rate	Rate	Date	Units	Cost^	Value	Assets~**
Investments – non- controlled/non-affiliated
First Lien Loans
Advertising
Project Granite Buyer, Inc (1)	S + 5.75%	N/A	N/A	1.00%	N/A	12/31/2031	589	$(5)	$—	0.00%
Project Granite Buyer, Inc (2)	S + 5.75%	N/A	N/A	N/A	9.42%	12/31/2031	3,674	3,611	3,675	3.81%
								3,606	3,675	3.81%
Aerospace & Defense
Eagle U.S. Purchaser, Inc (2)	S + 5.00%	N/A	N/A	N/A	8.67%	12/31/2032	3,554	3,501	3,501	3.63%
Fastener Distribution Holdings, LLC (1)	S + 4.75%	N/A	N/A	1.00%	8.42%	11/04/2031	944	358	363	0.38%
Titan BW Borrower L.P. (2)	S + 5.38%	N/A	2.85%	N/A	9.25%	07/24/2032	10,048	9,955	9,998	10.38%
								13,814	13,862	14.39%
Air Freight & Logistics
Kenco PPC Buyer LLC (2)	S + 4.50%	N/A	N/A	N/A	8.70%	11/15/2029	1,795	1,781	1,795	1.86%

Application Software
Appfire Technologies, LLC (1)	S + 4.75%	N/A	N/A	1.00%	N/A	03/09/2028	187	(1)	—	0.00%
Mimecast Borrowerco, Inc (2)	S + 4.50%	N/A	N/A	N/A	8.22%	05/18/2029	9,708	9,708	9,708	10.08%
Mimecast Borrowerco, Inc (2)	S + 4.50%	N/A	N/A	N/A	8.22%	05/18/2029	51	51	51	0.05%
Mimecast Borrowerco, Inc (2)	S + 4.50%	N/A	N/A	N/A	8.22%	05/18/2029	89	88	89	0.09%
Movable, Inc (2)	S + 5.50%	N/A	N/A	N/A	9.38%	07/16/2032	5,000	4,953	4,950	5.14%
NetWrix Corporation (1)	S + 4.50%	N/A	N/A	1.00%	8.32%	06/11/2029	127	12	14	0.01%
NetWrix Corporation (2)	S + 4.75%	N/A	N/A	N/A	8.32%	06/11/2029	31	31	31	0.03%
UserZoom Technologies, Inc (2)	S + 7.00%	N/A	N/A	N/A	11.13%	04/05/2029	223	221	222	0.23%
UserZoom Technologies, Inc (2)	S + 7.50%	N/A	N/A	N/A	11.63%	04/05/2029	252	246	252	0.26%
								15,309	15,317	15.89%
Broadcasting
Ditka Borrower, LLC (2)	S + 5.00%	N/A	N/A	N/A	8.67%	06/05/2031	798	784	798	0.83%

Commodity Chemicals
PXO Holdings I Corp (2)	S + 5.50%	0.15%	N/A	N/A	9.32%	03/08/2028	1,459	1,444	1,452	1.51%
PXO Holdings I Corp (2)	S + 5.50%	0.15%	N/A	N/A	9.49%	03/08/2028	124	122	123	0.13%
PXO Holdings I Corp (2)	S + 5.50%	0.15%	N/A	N/A	9.49%	03/08/2028	922	910	917	0.95%
								2,476	2,492	2.59%
Construction & Engineering
Greenwood Operating Group, LLC (2)	S + 5.50%	N/A	N/A	N/A	9.22%	05/07/2031	5,898	5,793	5,869	6.09%
TSG Gateway Acquisition, LLC (1)(2)	S + 5.25%	N/A	N/A	0.75%	9.04%	07/02/2030	469	369	376	0.39%
Pavement Preservation Acquisition, LLC (2)	S + 5.25%	N/A	N/A	N/A	8.97%	08/09/2030	3,811	3,751	3,773	3.92%
Pavement Preservation Acquisition, LLC (2)	S + 5.25%	N/A	N/A	N/A	8.97%	08/09/2030	24	23	24	0.02%
Waterline Renewal Technologies, Inc (2)	S + 5.50%	0.15%	N/A	N/A	9.32%	10/29/2027	29	29	29	0.03%
								9,965	10,071	10.45%
Diversified Real Estate Activities
BMS Holdings III Corp (2)	S + 5.50%	0.15%	N/A	N/A	9.32%	09/30/2026	70	70	70	0.07%
BMS Holdings III Corp (2)	S + 5.50%	0.15%	N/A	N/A	9.32%	09/30/2026	37	36	36	0.04%
								106	106	0.11%
Diversified Support Services
Kanawha Scales & Systems, LLC (2)	S + 4.25%	N/A	N/A	N/A	8.09%	11/12/2032	689	$682	$682	0.71%
PrimeFlight Acquisition, LLC (2)	S + 5.25%	N/A	N/A	N/A	9.09%	05/01/2029	185	183	185	0.19%
PrimeFlight Acquisition, LLC (2)	S + 4.75%	N/A	N/A	N/A	8.62%	05/01/2029	212	210	211	0.22%
Saturn Intermediate Purchaser, LLC (1)	S + 4.75%	N/A	N/A	1.00%	N/A	07/22/2030	985	(4)	-	0.00%
W.A. Kendall and Company, LLC (2)	S + 5.75%	N/A	N/A	N/A	10.36%	04/22/2030	1,309	1,309	1,299	1.35%
W.A. Kendall and Company, LLC (2)	S + 5.75%	0.43%	N/A	N/A	9.77%	04/22/2030	452	446	448	0.46%
W.A. Kendall and Company, LLC (2)	S + 5.75%	0.43%	N/A	N/A	9.77%	04/22/2030	1,961	1,933	1,946	2.02%
								4,759	4,771	4.95%
Electrical Components & Equipment
IEM New Sub 2, LLC	S + 4.50%	N/A	N/A	N/A	8.27%	12/03/2031	380	378	380	0.39%
IEM New Sub 2, LLC (2)	S + 4.50%	N/A	N/A	N/A	8.25%	08/08/2030	2,593	2,563	2,593	2.69%
								2,941	2,973	3.08%
Electronic Components
Excelitas Technologies Corp. (1)	S + 5.25%	N/A	N/A	1.00%	N/A	08/12/2029	914	(5)	—	0.00%

Environmental & Facilities Services
Broadway Buyer LLC (2)	S + 4.50%	N/A	N/A	N/A	8.29%	12/01/2032	298	295	295	0.31%

Food Distributors
Recipe Acquisition Corp. (1)	S + 5.00%	N/A	N/A	1.00%	8.67%	07/31/2031	1,068	65	64	0.07%
Recipe Acquisition Corp. (2)	S + 5.00%	N/A	N/A	N/A	8.67%	07/31/2031	4,124	4,091	4,103	4.26%
								4,156	4,167	4.33%
Gas Utilities
MGP Holdings III Corp. (1)	S + 5.25%	N/A	N/A	1.00%	9.10%	03/01/2030	176	72	74	0.08%
MGP Holdings III Corp. (2)	S + 5.25%	N/A	N/A	N/A	9.25%	03/01/2030	149	146	149	0.15%
								218	223	0.23%
Health Care Equipment
USME Buyer, LLC (2)	S + 5.75%	0.15%	N/A	N/A	9.74%	05/24/2029	128	127	128	0.13%
VSC Specialty Molding Acquisition LLC (2)	S + 4.50%	N/A	N/A	N/A	8.43%	10/06/2031	420	416	418	0.43%
								543	546	0.56%

The accompanying notes are an integral part of these consolidated financial statements.

ADAMS STREET CREDIT SOLUTIONS FUND AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

AS OF December 31, 2025

								Amounts in thousands of dollars
	Reference Rate	Credit Spread	PIK Interest	Unfunded	Interest	Maturity	Par Amount/		Fair	% of Net
Investments+#(b)	and Spread (a)	Adjustment	Rate	Fee Rate	Rate	Date	Units	Cost^	Value	Assets~**
Health Care Services
CBI-Gator Acquisition, LLC (2)	S + 6.50%	0.15%	0.75%	N/A	10.47%	10/25/2027	4,099	4,074	4,059	4.21%
CCHN Holdings, LLC (2)	S + 5.25%	N/A	N/A	N/A	8.97%	04/01/2030	2,639	2,601	2,612	2.71%
North Star Fertility Holdings, LLC (2)	S + 6.00%	0.10%	N/A	N/A	9.77%	12/28/2027	1,352	1,337	1,352	1.40%
Premier Care Dental Management LLC (2)	S + 5.00%	N/A	N/A	N/A	8.72%	08/05/2028	125	124	125	0.13%
Premier Care Dental Management LLC (2)	S + 5.00%	N/A	N/A	N/A	8.72%	08/05/2028	184	181	184	0.19%
Premier Care Dental Management LLC (2)	S + 5.00%	N/A	N/A	N/A	8.72%	08/05/2028	185	182	185	0.19%
USOP, LLC (2)	S + 6.25%	0.15%	N/A	N/A	10.24%	03/23/2027	103	102	103	0.11%
USOP, LLC (2)	S + 6.25%	0.15%	N/A	N/A	10.24%	03/23/2027	31	31	31	0.03%
USOP, LLC (2)	S + 6.25%	0.15%	N/A	N/A	10.24%	03/23/2027	316	314	316	0.33%
USOP, LLC (2)	S + 6.25%	0.15%	N/A	N/A	10.24%	03/23/2027	546	542	546	0.57%
USOP, LLC (2)	S + 6.25%	0.15%	N/A	N/A	10.24%	03/23/2027	179	179	179	0.19%
USOP, LLC (2)	S + 6.50%	0.15%	N/A	N/A	10.49%	03/23/2027	961	952	961	1.00%
								10,619	10,653	11.06%
Health Care Supplies
Tidi Legacy Products, Inc (2)	S + 4.50%	N/A	N/A	N/A	8.22%	12/19/2029	998	$982	$998	1.04%

Human Resource & Employment Services
CLS Management Services LLC (1)(2)	S + 5.00%	N/A	N/A	1.00%	8.69%	03/27/2030	29	26	26	0.03%
CLS Management Services LLC (2)	S + 5.00%	N/A	N/A	N/A	8.86%	03/27/2030	79	78	79	0.08%
								104	105	0.11%
Industrial Machinery & Supplies & Components
BPG Holdings IV Corp (2)	S + 7.00%	N/A	N/A	N/A	11.00%	07/29/2029	1,976	1,951	1,709	1.77%

Insurance Brokers
Turbo Buyer, Inc.	S + 6.00%	0.25%	N/A	N/A	9.85%	06/02/2026	211	211	211	0.22%
Turbo Buyer, Inc.	S + 6.00%	0.25%	N/A	N/A	9.85%	06/02/2026	224	223	224	0.23%
Turbo Buyer, Inc.	S + 6.00%	0.25%	N/A	N/A	9.85%	06/02/2026	92	89	92	0.10%
								523	527	0.55%
Interactive Media & Services
Syndigo LLC (2)	S + 5.00%	N/A	N/A	N/A	8.82%	09/02/2032	3,500	3,467	3,483	3.61%

IT Consulting & Other Services
UpStack Holdco Inc (2)	S + 5.00%	N/A	N/A	N/A	9.04%	08/25/2031	1,990	1,974	1,990	2.07%

Life Sciences Tools & Services
Emmes Blocker, Inc (2)	S + 6.00%	N/A	3.25%	N/A	9.89%	07/07/2028	591	586	591	0.61%
Emmes Blocker, Inc (2)	S + 6.00%	N/A	3.25%	N/A	9.89%	07/07/2028	396	391	396	0.41%
								977	987	1.02%
Other Specialty Retail
Saldon Holdings, Inc (2)	S + 5.25%	0.10%	N/A	N/A	9.07%	03/13/2028	450	448	450	0.47%

Real Estate Services
Continuum Companies, Inc (1)(2)	S + 5.75%	0.26%	N/A	1.00%	9.68%	09/10/2027	2,163	1,570	1,589	1.65%
Continuum Companies, Inc (2)	S + 5.75%	0.26%	N/A	N/A	9.68%	09/10/2027	586	581	586	0.61%
								2,151	2,175	2.26%
Specialized Consumer Services
FSHS I, LLC	S + 5.50%	N/A	N/A	N/A	9.22%	11/18/2028	48	47	48	0.05%
FSHS I, LLC (2)	S + 5.50%	N/A	N/A	N/A	9.22%	11/18/2028	96	95	96	0.10%
Goettl Home Services, LLC	S + 7.25%	0.15%	N/A	N/A	11.07%	12/10/2028	16	16	15	0.02%
Goettl Home Services, LLC	S + 7.25%	0.15%	N/A	N/A	11.07%	12/10/2028	40	39	36	0.04%
Goettl Home Services, LLC	S + 7.25%	0.15%	6.25%	N/A	11.40%	12/10/2028	292	289	265	0.28%
WIN Holdings III Corp (2)	S + 5.00%	0.10%	N/A	N/A	8.85%	07/16/2028	1,197	1,186	1,197	1.24%
								1,672	1,657	1.73%
Specialty Chemicals
Bulab Holdings, Inc (2)	S + 4.75%	N/A	N/A	N/A	8.47%	07/01/2032	7,509	7,439	7,471	7.75%

Trading Companies & Distributors
DSS Holdings III Corp (1)	S + 4.75%	N/A	N/A	1.00%	8.42%	10/15/2030	372	326	329	0.34%
DSS Holdings III Corp (2)	S + 4.75%	N/A	N/A	N/A	8.47%	10/15/2030	1,560	1,548	1,560	1.62%
								1,874	1,889	1.96%
Total First Lien Loans								94,929	95,185	98.79%
Total Investments – non- controlled/non-affiliated								94,929	95,185	98.79%
Total Investments								$94,929	$95,185	98.79%

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

(a)
Certain investments are subject to an interest rate floor. Variable-rate loans bear interest at the applicable spread plus the greater of (i) the applicable interest-rate floor and (ii) SOFR, including any applicable SOFR adjustment. For positions with multiple outstanding contracts, the spread and reference rate for the largest outstanding contract are shown.
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
(1)
Position or portion thereof is an unfunded commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value, if applicable, result primarily from unamortized fees, which are capitalized to the investment cost. The unfunded commitment may be subject to a commitment termination date that may expire prior to the maturity date stated.
(2)
Invested through ASP BDC Lev Facilitation LLC. All or a portion of these investments are being pledged as collateral in relation to the Wells Fargo Credit Facility (as defined in Note 5, Borrowings).

The following table shows the Company’s unfunded commitments and related fair values by portfolio company as of December 31, 2025 (dollar amounts in thousands):

Investments – non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Appfire Technologies, LLC	Third Supplemental Delayed Draw Term Loan	03/09/2028	$187	$—
CLS Management Services LLC	First Amendment Delayed Draw Term Loan	03/27/2030	3	—
Continuum Companies, Inc	Delayed Draw Term Loan	09/10/2027	574	—
DSS Holdings III Corp	Delayed Draw Term Loan	10/15/2030	43	—
Excelitas Technologies Corp.	Second Amendment Delayed Draw Term Loan	08/12/2029	914	—
Fastener Distribution Holdings, LLC	Delayed Draw Term Loan	11/04/2031	580	—
MGP Holdings III Corp.	Incremental Delayed Draw Term Loan	03/01/2030	102	—
NetWrix Corporation	Incremental Delayed Draw Term Loan	1/31/2026	113	—
Project Granite Buyer, Inc	Delayed Draw Term Loan	12/31/2031	589	—
Recipe Acquisition Corp.	Delayed Draw Term Loan	07/31/2031	999	(5)
Saturn Intermediate Purchaser, LLC	Incremental Delayed Draw Term Loan	07/22/2030	985	—
TSG Gateway Acquisition, LLC	Delayed Draw Term Loan	3/31/2026	94	—
Total unfunded commitments			$5,183	$(5)

The following table shows the portfolio composition by geographic region at cost and fair value as a percentage of total investments in portfolio companies. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which is not always indicative of the primary source of the portfolio company’s business (dollar amounts in thousands):

	As of December 31, 2025
Geography - % of Fair Value	Cost		Fair Value
United States	$94,929	100.00%	$95,185	100.00%
	$94,929	100.00%	$95,185	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

ADAMS STREET CREDIT SOLUTIONS FUND AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

AS OF December 31, 2025

The following table shows the composition of the Company’s portfolio by industry at cost and fair value as of December 31, 2025 (dollar amounts in thousands):

			% of Investment	% of Net Assets
Industry allocation	Cost	Fair Value	at Fair Value**	at Fair Value**
Advertising	$3,606	$3,675	4%	4%
Aerospace & Defense	13,814	13,862	15%	14%
Air Freight & Logistics	1,781	1,795	2%	2%
Application Software	15,309	15,317	16%	16%
Broadcasting	784	798	1%	1%
Commodity Chemicals	2,476	2,492	3%	3%
Construction & Engineering	9,965	10,071	10%	10%
Diversified Real Estate Activities	106	106	0%	0%
Diversified Support Services	4,759	4,771	5%	5%
Electrical Components & Equipment	2,941	2,973	3%	3%
Electronic Components	(5)	—	0%	0%
Environmental & Facilities Services	295	295	0%	0%
Food Distributors	4,156	4,167	4%	4%
Gas Utilities	218	223	0%	0%
Health Care Equipment	543	546	1%	1%
Health Care Services	10,619	10,653	11%	11%
Health Care Supplies	982	998	1%	1%
Human Resource & Employment Services	104	105	0%	0%
Industrial Machinery & Supplies & Components	1,951	1,709	2%	2%
Insurance Brokers	523	527	1%	1%
Interactive Media & Services	3,467	3,483	4%	4%
IT Consulting & Other Services	1,974	1,990	2%	2%
Life Sciences Tools & Services	977	987	1%	1%
Other Specialty Retail	448	450	0%	0%
Real Estate Services	2,151	2,175	2%	2%
Specialized Consumer Services	1,672	1,657	2%	2%
Specialty Chemicals	7,439	7,471	8%	8%
Trading Companies & Distributors	1,874	1,889	2%	2%
	$94,929	$95,185	100%	99%

** Certain industries are shown as 0% due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

ADAMS STREET CREDIT SOLUTIONS FUND AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

Note 1 – General Information

The consolidated financial statements for Adams Street Credit Solutions Fund and its subsidiaries include the accounts of Adams Street Credit Solutions Fund, ASP BDC Lev Facilitation LLC, Adams Street Credit Solutions Blocker LLC and Adams Street PC Funding LLC (collectively, the “Company”). Adams Street Credit Solutions Fund (“ASCEND”) was organized on March 29, 2019, as a Delaware limited liability company named Adams Street Private Credit BDC, LLC. On January 15, 2025, ASCEND converted to a Delaware limited partnership and was renamed Adams Street Credit Solutions Fund, LP. On August 5, 2025, ASCEND converted to a Delaware statutory trust and was renamed Adams Street Credit Solutions Fund. ASCEND began operations on July 29, 2024 (commencement of investment operations). ASP BDC Lev Facilitation LLC, a Delaware limited liability company, was organized on June 28, 2024 and began operations on July 29, 2024 (commencement of investment operations). Adams Street Credit Solutions Blocker LLC, a Delaware limited liability company, was organized on November 18, 2025. Adams Street PC Funding LLC, a Delaware limited liability company, was organized on April 25, 2017, began operations on February 26, 2018, and was transferred and became owned by the Company on September 22, 2025. On April 1, 2026, the Company elected to be regulated as a business development company (the “BDC Election”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company intends to elect to be treated, and to qualify annually thereafter, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

Adams Street Advisors, LLC (the “Adviser”) is the investment adviser of the Company. The Adviser is registered as an investment adviser with the U.S. Securities and Exchange Commission (“SEC”) under the Investment Advisers Act of 1940, as amended.

The Company’s investment objective is to generate current income and capital appreciation. The Company will seek to achieve its investment objective primarily through investing in direct originations of secured debt (which the Company refers to as “Middle Market Senior Loans”), including first lien senior secured loans (which may include stand-alone first lien loans, first lien/last out loans and “unitranche” loans) and second lien senior secured loans, with the balance of its assets invested in higher-yielding investments (which may include unsecured debt, mezzanine debt and investments in equities). The Middle Market Senior Loans are generally made to private U.S. middle-market companies that are, in many cases, controlled by private equity firms.

The Company also invests a portion of its assets in cash and other liquid assets, including high-quality short-term debt securities, other credit instruments and investments in other investment companies such as money market funds.

Following the BDC Election, the Company commenced holding monthly closings for its continuous private offering of its common shares of beneficial interest (the “Shares”) to “accredited investors” within the meaning of Regulation D under the Securities Act of 1933, as amended (the “1933 Act”), and outside the United States in accordance with Regulation S or Regulation D under the 1933 Act, in reliance on exemptions from the registration requirements of the 1933 Act.

As a BDC, the Company is required to comply with certain regulatory requirements. As part of these requirements, the Company must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of its total assets are qualifying assets (with certain limited exceptions).

To qualify as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements and timely distribute to its shareholders generally at least 90% of the sum of its investment company taxable income and its net tax-exempt income, as defined by the Code, for each year. If the Company qualifies and elects to be treated as a RIC, it generally does not have to pay corporate-level taxes on any income that it distributes to shareholders, provided that the Company satisfies those requirements.

Refer to Note 8, Net Assets, for details on equity interests issued as of and for the period ended September 30, 2026. As of and for the periods ended September 30, 2025 and December 31, 2025, the Company did not issue any equity interests.

The Company is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012.

Note 2 – Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). In the opinion of management, all adjustments considered necessary for the fair presentation of the

ADAMS STREET CREDIT SOLUTIONS FUND AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

consolidated financial statements have been included. The Company is an investment company under the criteria established in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC 946”) and applies the specialized accounting and reporting guidance included therein.

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

Cash

Cash represents demand deposits held at financial institutions. Cash is held at major financial institutions and is subject to credit risk to the extent those balances exceed applicable Federal Deposit Insurance Corporation (FDIC) or Securities Investor Protection Corporation (SIPC) limitations. Restricted cash was $1,726 thousand and $1,451 thousand as of September 30, 2026 and December 31, 2025, respectively. Restricted cash consists of deposits held at Wells Fargo Bank related to the Company’s credit facility with Wells Fargo Bank and not yet available for use by the Company. At any point in time, the restrictions on cash under the revolving credit facility agreement are for a period of less than 30 days.

Organization Costs

Organization costs are borne by the Company and may be paid by the Adviser on the Company's behalf, subject to conditional reimbursement by the Company under the Expense Support Agreement (as defined below in Note 4, Related Party Transactions). Costs associated with the organization of the Company have been expensed as incurred. These costs consist primarily of legal fees and other fees incurred in organizing the Company.

For the three and nine months ended September 30, 2026, the Company incurred organizational costs of $250 thousand and $1,107 thousand, respectively. For the three and nine months ended September 30, 2025, the Company incurred organizational costs of $510 thousand and $2,089 thousand, respectively.

Offering Costs

Offering costs are borne by the Company and may be paid by the Adviser on the Company's behalf, subject to conditional reimbursement by the Company under the Expense Support Agreement (as defined below in Note 4, Related Party Transactions). These offering costs, if any, are capitalized as deferred offering costs on the Consolidated Statements of Assets and Liabilities and amortized over a twelve-month period. These costs consist primarily of legal fees and other fees incurred in connection with the private offering.

For the three and nine months ended September 30, 2026, the Company incurred $131 thousand and $520 thousand, respectively, of offering costs, and amortized $119 thousand and $258 thousand, respectively, of offering costs. The Company did not incur offering costs for the three and nine months ended September 30, 2025.

Deferred Financing Costs, Interest Expense, and Credit Facility Fees

Interest expense and unused commitment fees on the Company’s borrowings are recorded on an accrual basis. Unused commitment fees are included in Interest expense and credit facility fees in the accompanying Consolidated Statements of Operations.

Deferred financing costs represent capitalized fees and other direct incremental costs incurred in connection with the Company’s borrowings. These amounts are amortized on a straight-line basis over the expected term of the credit facility. The unamortized

ADAMS STREET CREDIT SOLUTIONS FUND AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

balance of such costs is included in the Wells Fargo Credit Facility (as defined below in Note 5, Borrowings), net of deferred financing costs in the accompanying Consolidated Statements of Assets and Liabilities when amounts are outstanding under the related debt arrangement. In periods in which there are no outstanding borrowings under the related credit facility, unamortized deferred financing costs are presented as an asset within other assets on the Consolidated Statements of Assets and Liabilities. The amortization of such costs is included in Interest expense and credit facility fees in the accompanying Consolidated Statements of Operations. Refer to Note 5, Borrowings, for interest expense for the three and nine months ended September 30, 2026 and 2025.

As of September 30, 2026 and December 31, 2025, the Company had unamortized deferred financing costs of $1,561 thousand and $478 thousand, respectively. Amortization expense for deferred financing costs for the three and nine months ended September 30, 2026 was $86 thousand and $248 thousand, respectively. Amortization expense for deferred financing costs for the three and nine months ended September 30, 2025 was $66 thousand and $165 thousand, respectively.

Investments

Investment transactions are recorded on the trade date. Realized gains or losses are measured as the difference between the net proceeds from the repayment or sale of an investment and the investment’s amortized cost basis, using the specific identification method and without regard to unrealized appreciation or depreciation previously recognized. Realized gains or losses also include investments charged off during the period, net of recoveries. Net change in unrealized appreciation (depreciation) on investments as presented in the accompanying Consolidated Statements of Operations reflects the net change in the fair value of investments, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized. See Note 3, Fair Value Measurements, for further information about fair value measurements.

Revenue Recognition

Interest income and payment-in-kind (“PIK”) interest income are recorded on an accrual basis, and interest income includes the accretion of discounts and amortization of premiums. Discounts from and premiums to par value on investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. To the extent loans contain PIK provisions, PIK interest, computed at the contractual rates, is accrued, recorded as interest income and added to the principal balance of the loan. PIK interest income added to the principal balance is generally collected upon repayment of the outstanding principal. As of September 30, 2026 and December 31, 2025, the portfolio included 20 and 5 loans, respectively, that earned PIK income. For the three and nine months ended September 30, 2026, the Company earned PIK interest income of $277 thousand and $602 thousand, respectively. For the three and nine months ended September 30, 2025, the Company earned PIK interest income of $101 thousand and $109 thousand, respectively.

Loans are generally placed on non-accrual status when interest and/or principal payments become materially past due and there is reasonable doubt that principal or interest will be collected in full. Recognition of interest income on that loan will cease until all principal and interest are current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, the Company remains contractually entitled to this interest. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon the Company’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid or there is no longer any reasonable doubt that such principal or interest will be collected in full and, in the Company’s judgment, the loans are likely to remain current. The Company may make exceptions to this policy if the loan has sufficient collateral value or is in the process of collection. Accrued interest is written off when it becomes probable that the interest will not be collected, and the amount of uncollectible interest can be reasonably estimated. The Company did not have any loans on non-accrual status as of September 30, 2026 and December 31, 2025.

Dividend income earned on short-term money market investments is accrued daily. Other income may include income such as consent, waiver, amendment, unused, underwriting, arranger and prepayment fees associated with the Company’s investment activities. Such fees are recognized as income when earned or the services are rendered. For the three and nine months ended September 30, 2026, the Company earned $4 thousand and $32 thousand, respectively, in other income from non-controlled/non-affiliated investments, primarily from unused fees. For the three and nine months ended September 30, 2025, the Company earned $653 thousand and $639 thousand, respectively, in other income, primarily from distributions from non-controlled/affiliated investments and unused fees.

ADAMS STREET CREDIT SOLUTIONS FUND AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

Income Taxes

The Company intends to elect to be treated, and intends to qualify annually thereafter, as a RIC under Subchapter M of the Code. If the Company qualifies and elects to be treated as a RIC, and for so long as it maintains such qualification, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends; however, any taxable consolidated subsidiaries may be subject to income taxes. Other than the $61 thousand of current tax expense described below, no provision for federal income taxes is recorded in the consolidated financial statements of the Company. Rather, any tax liability related to income earned and distributed by the Company would represent obligations of the Company’s investors. To qualify for and maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must also annually distribute dividends for U.S. federal income tax purposes to its shareholders out of the assets legally available for distribution of an amount generally at least equal to 90% of the sum of its investment company taxable income, determined without regard to any deduction for dividends paid, and its net tax-exempt income. The Company may be subject to federal excise tax imposed at a rate of 4% on certain undistributed amounts.

Additionally, in order to avoid the imposition of a U.S. federal excise tax, the Company is required to distribute, in respect of each calendar year, dividends to its shareholders of an amount at least equal to the sum of 98% of its calendar year net ordinary income (taking into account certain deferrals and elections); 98.2% of its capital gain net income (adjusted for certain ordinary losses) for the one-year period ending on October 31 of such calendar year; and any net ordinary income and capital gain net income for preceding calendar years that were not distributed during such calendar years and on which the Company previously did not incur any U.S. federal income tax. If the Company fails to qualify as a RIC for any reason and becomes subject to U.S. federal corporate income tax, the resulting corporate taxes could substantially reduce its net assets, the amount of income available for distribution and the amount of its distributions. Such a failure would have a material adverse effect on the Company and its shareholders. In addition, the Company could be required to recognize unrealized gains, incur substantial taxes and interest and make substantial distributions in order to re-qualify as a RIC. The Company cannot assure shareholders that they will receive any distributions.

Depending on the level of taxable income earned in a tax year, the Company may carry forward taxable income (including net capital gains, if any) in excess of current year dividend distributions from the current tax year into the next tax year and may incur a nondeductible 4% U.S. federal excise tax on certain undistributed amounts. The Company currently intends to make distributions sufficient to avoid the imposition of this excise tax. To the extent that the Company determines that the estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, the Company accrues excise tax on the portion of estimated excess taxable income that is subject to such tax.

The Company did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company’s tax returns for the 2024 and 2025 tax years remain subject to examination by the Internal Revenue Service and state departments of revenue.

For the three and nine months ended September 30, 2026, the Company recorded current tax expense of $0 and $61 thousand, respectively, primarily related to taxable income generated by the Company prior to making the BDC election. For the three and nine months ended September 30, 2025, the Company recorded no current tax expense.

Deferred tax assets and liabilities are recognized for temporary differences between the financial reporting basis and the tax basis of assets and liabilities. As of September 30, 2026 and December 31, 2025, the Company has determined that any deferred tax balances are not material to the consolidated financial statements.

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

Level 2 investments held by the Company typically consist of public stock positions held as a result of an initial public offering of a direct investment, which are subject to sales restrictions, or whose valuations are adjusted to reflect illiquidity and/or non-transferability.

•
Level 3—inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Level 3 investments held by the Company typically consist of privately held equity or debt securities. When observable prices are not available, management uses valuation techniques for which sufficient and reliable data is available and applied on a consistent basis. The valuation of nonmarketable privately held investments requires significant judgment by management due to the absence of quoted market values, inherent lack of liquidity, changes in market conditions and the long-term nature of such assets.

Inputs are used in applying the various valuation techniques and broadly refer to the assumptions that market participants use to make valuation decisions, including assumptions about risk. An investment’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. However, the determination of what constitutes “observable” requires significant judgment by management. Management considers observable data to be that market data which is readily available, regularly distributed or updated, reliable and verifiable, not proprietary and provided by multiple, independent sources that are actively involved in the relevant market. The categorization of an investment within the hierarchy is based upon the pricing transparency of the investment and does not necessarily correspond to management’s perceived risk of that investment. The

ADAMS STREET CREDIT SOLUTIONS FUND AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

Adviser, as the valuation designee pursuant to Rule 2a-5 under the 1940 Act, determines in good faith the fair value of the Company’s investment portfolio for which market quotations are not readily available. In addition to using the above inputs in investment valuations, the Adviser applies the valuation policy approved by the Company’s Board of Trustees (the “Board”) that is consistent with ASC Topic 820, Fair Value Measurement (“ASC 820”).

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

The following table presents the investments carried at fair value on the Consolidated Statements of Assets and Liabilities as of September 30, 2026 and December 31, 2025 by the ASC 820 valuation hierarchy (as described above) (in thousands):

	As of September 30, 2026
	Level 1	Level 2	Level 3	Total
Investments
First Lien Loans	$—	$—	$142,225	$142,225
Equity	—	—	300	300
Short-Term Investments	727	—	—	727
Total Investments	727	—	142,525	143,252

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Investments
First Lien Loans	—	—	95,185	95,185

The classification of an investment as Level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement. However, Level 3 financial investments typically include, in addition to unobservable or Level 3 inputs, observable inputs (that is, inputs that are actively quoted and can be validated to market sources).

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the nine months ended September 30, 2026 and 2025, there were no transfers into or out of Level 3. The following tables reconcile the beginning and ending balances of investments classified within Level 3 for the three and nine months ended September 30, 2026 and 2025 (in thousands):

ADAMS STREET CREDIT SOLUTIONS FUND AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2026	September 30, 2026
Balance, at beginning of period	$124,593	$95,185
Purchases of investments	19,082	49,750
Accretion of discount	66	191
Proceeds from repayment and sales of investments	(1,215)	(2,745)
Realized gain (loss)	12	26
Net change in unrealized appreciation/(depreciation)	(290)	(484)
Payment-in-kind interest	277	602
Balance, at end of period	$142,525	$142,525
Net change in unrealized appreciation/(depreciation) included in the Consolidated Statements of Operations on investments that continue to be held as of September 30, 2026	$(284)	$(436)

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2025	September 30, 2025
Balance, at beginning of period	$60,442	$17,915
Purchases of investments	33,820	96,978
Accretion of discount	53	87
Proceeds from repayment and sales of investments	(6,554)	(27,353)
Realized gain (loss)	(716)	(779)
Net change in unrealized appreciation/(depreciation)	72	261
Payment-in-kind interest	101	109
Balance, at end of period	$87,218	$87,218
Net change in unrealized appreciation/(depreciation) included in the Consolidated Statements of Operations on investments that continue to be held as of September 30, 2025	$(35)	$261

The following tables provide a summary of valuation techniques and quantitative inputs and assumptions used for investments categorized in Level 3 of the fair value hierarchy as of September 30, 2026 and December 31, 2025 (in thousands).

				Range
			Significant
	Fair Value as of	Valuation	Unobservable			Weighted
	September 30, 2026	Techniques	Inputs	Low	High	Average*
First Lien Loans	$12,949	Market Approach (Recent Arm's Length Transaction)	Discount to Par Value	0.50%	2.50%	1.50%
	1,485	Market Approach (Enterprise Value Multiple)	EBITDA Multiple	11.5x	11.5x	11.5x
	127,791	Income Approach	Market Interest Rate	8.14%	18.50%	10.06%
Equity	300	Market Approach (Recent Arm's Length Transaction)	N/A	N/A	N/A	N/A
Total investments	$142,525

ADAMS STREET CREDIT SOLUTIONS FUND AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

				Range
			Significant
	Fair Value as of	Valuation	Unobservable			Weighted
	December 31, 2025	Techniques	Inputs	Low	High	Average*
First Lien Loans	$4,478	Market Approach (Recent Arm's Length Transaction)	Discount to Par Value	1.00%	1.50%	1.39%
	90,707	Income Approach	Market Interest Rate	7.79%	15.50%	9.29%
Total investments	$95,185

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

The significant unobservable inputs used in the fair value measurement of the Company’s investments in first lien loans are discounts to par, EBITDA multiples and market interest rates. Significant increases in discount rates in isolation would result in a significantly lower fair value measurement. Significant decreases in transaction prices in isolation would result in a significantly lower fair value measurement. Lower EBITDA multiples generally reduce estimated enterprise value; their effect on a first lien loan’s fair value depends on its repayment priority and the value available to repay it.

Financial Instruments Disclosed but Not Carried at Fair Value

At September 30, 2026 and December 31, 2025, the carrying amount of the Company’s secured borrowings approximated their fair value. The fair values of the Company’s debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. Given that the interest rates on the Company’s secured borrowings are based on underlying indices that reset periodically, the carrying values of the secured borrowings approximate fair value. Secured borrowings are categorized as Level 3 within the fair value hierarchy.

The following table presents the carrying value and fair value of the Company’s Promissory Note and Wells Fargo Credit Facility (each as defined below in Note 5, Borrowings) disclosed but not carried at fair value as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Promissory Note	—	—	$50,000	$50,000
Wells Fargo Credit Facility	$81,250	$81,250	$43,750	$43,750
Total	$81,250	$81,250	$93,750	$93,750

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

In consideration for the services provided under the Investment Advisory Agreement, the Company pays the Adviser a base management fee (the “Management Fee”) and an incentive fee (the “Incentive Fee”), each as described below. The Adviser may elect to waive all or a portion of its fees from time to time. No Management Fee or Incentive Fee was payable to the Adviser prior to the BDC Election and the receipt of third-party capital.

The Management Fee is payable monthly in arrears at an annual rate of 1.25% of the value of the Company’s net assets as of the beginning of the first calendar day of the applicable month. For purposes of the Investment Advisory Agreement, “net assets” means the Company’s total assets less liabilities, determined on a consolidated basis in accordance with U.S. GAAP. The Management Fee is prorated for any partial month based on the actual number of days elapsed relative to the total number of days in such month. For the three and nine months ended September 30, 2026, the Management Fee was $199 thousand and $324 thousand, respectively. No Management Fee was incurred for the three and nine months ended September 30, 2025. Additionally, for the three and nine months ended September 30, 2026, the Management Fee included $8 thousand and $8 thousand, respectively, of fee offsets related to loan agency fees earned by the Adviser. There were no offsets related to loan agency fees earned by the Adviser for the three and nine months ended September 30, 2025.

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

The Investment Income Incentive Fee for any partial quarter is appropriately prorated and adjusted for any share issuances or repurchases during the relevant period. For the three and nine months ended September 30, 2026, the Investment Income Incentive

ADAMS STREET CREDIT SOLUTIONS FUND AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

Fee was $194 thousand and $303 thousand, respectively. No Investment Income Fee was incurred for the three and nine months ended September 30, 2025.

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

The Company accrues, but does not pay, a Capital Gains Incentive Fee with respect to unrealized appreciation on investments because such fee would be payable if the Company were to sell the relevant investments and realize a capital gain. If the Capital Gains Incentive Fee base, adjusted to include unrealized capital appreciation, is positive at the end of a reporting period, the Company records a current period accrual equal to 12.5% of such amount, less the aggregate amount of Capital Gains Incentive Fees previously paid and accrued. If such amount is negative, no accrual is recorded and previously recorded accruals may be reversed to the extent of the existing accrued balance. There can be no assurance that unrealized capital appreciation will be realized in the future.

Notwithstanding the foregoing, if the Company is required by U.S. GAAP to record an investment at its fair value as of the time of acquisition instead of at the actual amount paid for such investment (including, for example, as a result of the application of the asset acquisition method of accounting), then solely for the purposes of calculating the Capital Gains Incentive Fee, the “accreted or amortized cost basis” of an investment shall be an amount (the “Contractual Cost Basis”) equal to (1) (x) the actual amount paid by the Company for such investment plus (y) any amounts recorded in the Company’s financial statements as required by U.S. GAAP that are attributable to the accretion of such investment plus (z) any other adjustments made to the cost basis included in the Company’s financial statements, including payment-in-kind interest or additional amounts funded (net of repayments) minus (2) any amounts recorded in the Company’s financial statements as required by U.S. GAAP that are attributable to the amortization of such investment, whether such calculated Contractual Cost Basis is higher or lower than the fair value of such investment (as determined in accordance with U.S. GAAP) at the time of acquisition. For the three and nine months ended September 30, 2026 and 2025, no Capital Gains Incentive Fee was accrued.

Administration Agreement

On August 19, 2025, the Company entered into an Administration Agreement (the “Administration Agreement”) with the Adviser. Pursuant to the Administration Agreement, the Adviser will perform, or oversee the performance of, administrative services, which include, but are not limited to, providing office facilities, equipment and office services, maintaining financial records, preparing reports to shareholders and the Board and reports filed with the SEC, managing the payment of expenses, providing significant managerial assistance to those portfolio companies to which the Company is required to provide such assistance, assisting the Company in determining and publishing (as necessary or appropriate) the Company’s net asset value (“NAV”) and overseeing the preparation and filing of the Company’s tax returns and the performance of administrative and professional services rendered by others, which could include employees of the Adviser or its affiliates. The Company will reimburse the Adviser (and/or one or more of its affiliates) for costs and expenses incurred by the Adviser for services performed for the Company pursuant to the terms of the Administration Agreement. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate and/or to a third party, and the Company will reimburse the Adviser (or its affiliate(s)) for any services performed for the Company by such affiliate or third party. To the extent that the Adviser outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without profit to the Adviser. The Company will bear its allocable portion of the costs of the compensation, benefits, administrative expenses (including travel expenses in accordance with the Adviser’s travel and expense policy) and related overhead expenses of the Company’s officers who provide operational, administrative, legal, compliance, finance and accounting services hereunder, their respective staffs and other professionals who are employed by any of the Adviser’s affiliates that provide services to the Company, and who assist with the preparation, coordination and administration of the foregoing or provide other “back office” or “middle office” financial or operational services to the Company. The Company shall reimburse the Adviser (or its affiliate(s)) for an allocable portion of the compensation (including benefits) and overhead paid by the Adviser (or its affiliate(s)) to such individuals. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

For the three and nine months ended September 30, 2026, the Company incurred $172 thousand and $474 thousand, respectively, of administrative expenses under the Administration Agreement, which are included in Administration fees on the Consolidated Statements of Operations. For the three and nine months ended September 30, 2025, the Company did not incur any

ADAMS STREET CREDIT SOLUTIONS FUND AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

administrative expenses under the Administration Agreement, which are included in Administration fees on the Consolidated Statements of Operations.

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

The Company’s obligation to make a Reimbursement Payment shall automatically become a liability of the Company on the last business day of the applicable calendar quarter, except to the extent the Adviser has waived its right to receive such payment for the applicable quarter. The Company had not made any Reimbursement Payments to the Adviser through September 30, 2026. At September 30, 2026, there were no accrued reimbursement obligations. During the period ended September 30, 2026, the Adviser did not waive any reimbursement.

For the three and nine months ended September 30, 2026, Expense Payments by the Adviser were $1,260 thousand and $3,708 thousand, respectively. For the three and nine months ended September 30, 2025, Expense Payments by the Adviser were $510 thousand and $2,089 thousand, respectively. As of September 30, 2026 and December 31, 2025, amounts due to the Adviser and its affiliates that were not subject to the Expense Support Agreement were $371 thousand and $844 thousand, respectively, and are included in Due to affiliates on the Consolidated Statements of Assets and Liabilities.

The following table summarizes Expense Payments, Reimbursement Payments and cumulative unreimbursed Expense Payments under the Expense Support Agreement (in thousands):

As of	Cumulative Expense Payments by the Adviser	Reimbursement Payments to the Adviser	Cumulative Unreimbursed Expenses
September 30, 2026	$6,272	—	$6,272
December 31, 2025	$2,563	—	$2,563

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

Note 5 – Borrowings

Promissory Note

On May 15, 2024, the Company issued to Adams Street Partners, L.P., an affiliate of the Adviser, a promissory note (as amended, restated or otherwise modified from time to time, the “Promissory Note”) with a principal amount of $50,000 thousand to provide the Company with short-term liquidity. On June 30, 2025, the parties amended and restated the Promissory Note to increase the maximum principal amount to $55,000 thousand. On April 1, 2026, in connection with the BDC Election, the parties amended certain terms under the Promissory Note, including a reduction in the maximum principal amount available under the Promissory Note from $55,000 thousand to $25,000 thousand, an extension of the maturity date to the earlier of (1) April 1, 2027 or (2) the date on which the Adviser ceases to be the investment adviser of the Company, and a change in the applicable interest rate from Adjusted Daily Simple SOFR plus 2.00% per annum to Adjusted Daily Simple SOFR plus 1.75% per annum. Also on April 1, 2026, the then-outstanding principal balance under the Promissory Note was satisfied in full and extinguished through an in-kind contribution by Adams Street Partners, L.P., with no cash exchanged. Accordingly, no amounts were outstanding under the Promissory Note as of September 30, 2026. The Company may in the future draw amounts under the Promissory Note in accordance with the 1940 Act or, alternatively, terminate the Promissory Note.

Any interest expense recognized under the Promissory Note during the nine months ended September 30, 2026 is related to amounts outstanding before the outstanding balance was extinguished on April 1, 2026. For the three and nine months ended September 30, 2026, Adams Street Partners, L.P. waived $0 and $708 thousand, respectively, of interest expense. For the three and nine months ended September 30, 2025, Adams Street Partners, L.P. did not waive any interest expense.

Credit Facility

On August 6, 2024, the Company, as servicer, seller and equityholder, and ASP BDC Lev Facilitation LLC, its wholly owned financing subsidiary (the “Financing SPV”), as borrower, entered into a Loan and Security Agreement (as amended from time to time, the “Loan and Security Agreement”) with each lender from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, and Computershare Trust Company, N.A., as collateral agent. The Loan and Security Agreement provides for a senior secured revolving credit facility to the Financing SPV (the “Wells Fargo Credit Facility”). On May 1, 2026, the parties entered into the Sixth Amendment to the Loan and Security Agreement (the “Sixth Amendment”), which increased the aggregate commitments from $100.0 million to $140.0 million, extended the scheduled reinvestment period end date from May 6, 2026 to May 1, 2029 and extended the final maturity date from February 6, 2028 to May 1, 2031. Borrowings may be used to acquire eligible portfolio investments, pay related expenses and make certain permitted distributions. Proceeds from borrowings under the Wells Fargo Credit Facility were initially used to acquire Middle Market Senior Loans and pay related expenses. Following the end of the reinvestment period, principal collections generally are required to be applied to repay outstanding borrowings.

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

As of September 30, 2026, the Company was in compliance in all material respects with the applicable covenants under the Wells Fargo Credit Facility.

The Company’s Promissory Note and Wells Fargo Credit Facility obligations consisted of the following as of September 30, 2026 and December 31, 2025 (in thousands).

	As of September 30, 2026
	Maximum Borrowing Capacity	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)

Promissory Note	$25,000	—	$25,000	$25,000
Wells Fargo Credit Facility	$140,000	$81,250	$58,750	$10,835

	As of December 31, 2025
	Maximum Borrowing Capacity	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)

Promissory Note	$55,000	50,000	$5,000	$5,000
Wells Fargo Credit Facility	$100,000	$43,750	$56,250	$17,869

(1)
The unused portion is the amount upon which commitment fees are based.
(2)
Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

For the three and nine months ended September 30, 2026 and 2025, the components of interest expense and Wells Fargo Credit Facility fees were as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Interest expense	$1,086	$1,105	$3,542	$2,270
Unused commitment fee	86	441	222	441
Amortization of deferred financing costs	86	66	248	165
Total interest expense and credit facility fees	$1,258	$1,612	$4,012	$2,876
Waivers of interest expense	—	—	(708)	—
Weighted average contractual interest rate (1)	5.99%	5.00%	5.88%	6.15%
Average principal debt outstanding	$72,543	$88,402	$80,300	$49,224

(1)
Weighted average contractual interest rate for the three and nine months ended September 30, 2026 and 2025 is annualized and calculated as interest expense (excludes unused commitment fees and amortization of deferred financing costs) divided by weighted average principal debt outstanding.

As of September 30, 2026 and December 31, 2025, accrued interest and Wells Fargo Credit Facility fees payable consisted of the following (in thousands):

	As of
	September 30, 2026	December 31, 2025
Interest expense payable	$272	$181
Unused commitment fee payable	21	21
Total interest payable	$293	$202

ADAMS STREET CREDIT SOLUTIONS FUND AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

Note 6 – Commitments and Contingencies

In the ordinary course of its business, the Company enters into contracts or agreements containing indemnification provisions or warranties that could give rise to future claims against the Company. The Company believes the likelihood of incurring a loss on any such claim is remote, although the maximum potential exposure is unknown. No liability related to these provisions has been accrued in the consolidated financial statements as of September 30, 2026 or December 31, 2025.

As of September 30, 2026 and December 31, 2025, the Company had unfunded commitments of $4,009 thousand and $5,183 thousand, respectively, all of which consisted of delayed draw term loans and revolvers. The unfunded portion of the commitment is a contractual obligation to be met in accordance with the terms of the underlying investment agreements. The Company believes that it will be able to satisfy such commitments through borrowings under the Wells Fargo Credit Facility, borrowings available under the Promissory Note and proceeds received from investments.

A summary of significant contractual principal payment obligations was as follows as of September 30, 2026 (in thousands). See Note 5, Borrowings, for information regarding obligations related to interest and commitment fees:

	Scheduled Principal Repayments on Borrowings as of September 30, 2026
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Wells Fargo Credit Facility	$81,250	—	—	$81,250	—

The following table summarizes the Company’s unfunded investment commitments as of September 30, 2026 and December 31, 2025 (in thousands):

	Par Value
Investment Type	September 30, 2026	December 31, 2025
Delayed Draw Term Loans	$3,542	$5,183
Revolvers	467	—
Total Unfunded Commitments	$4,009	$5,183

ADAMS STREET CREDIT SOLUTIONS FUND AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

Note 7 – Financial Highlights

The following is a schedule of consolidated financial highlights for the Class I Shares for the period April 1, 2026 to September 30, 2026 (dollar amounts in thousands, except share and per share data). There were no Class S Shares or Class D Shares outstanding during the period presented.

Class I Shares
For the period April 1, 2026 to September 30, 2026 (1)
Per Share Data:
Net asset value per share, beginning of period	$20.00
Net investment income (loss) (2)	0.93
Net realized gains (losses) and change in unrealized appreciation (depreciation) on investments (3) (4)	(0.06)
Net increase (decrease) in net assets resulting from operations	0.87
Class I shareholders' distributions from net investment income (5)	(0.75)
Preferred shareholders' distributions from net investment income (5)	(0.04)
Net asset value per share, end of period	$20.08
Number of shares outstanding, end of period	3,289,117.315
Total return based on net asset value (6)	4.19%
Net assets, end of period	$66,044
Ratio to average net assets (7):

Expenses before incentive fees and waivers and reimbursements of expenses	8.73%
Expenses before incentive fees, after waivers and reimbursements of expenses	4.90%
Expenses after incentive fees, before waivers and reimbursements of expenses	9.23%
Expenses after incentive fees and waivers and reimbursements of expenses	5.40%
Net investment income (loss)	4.35%
Interest expense and credit facility fees	3.89%
Ratio/Supplemental Data:
Asset coverage, end of period	179.62%
Portfolio turnover	1.43%
Weighted-average shares outstanding	3,025,161.229

(1)
Effective April 1, 2026, the Company converted to a unitized structure. Accordingly, the per share information presented in the Financial Highlights reflects the period from April 1, 2026 through September 30, 2026, representing the period during which the Company’s common shares were outstanding.
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
(7)
These ratios to average net assets have not been annualized. Average net assets are computed using the net assets at the end of each month of the reporting period.

Financial highlights are not required for the nine months ended September 30, 2025 as there were no shareholders during this period.

Note 8 – Net Assets

Common Shares

On June 2, 2026, the Company received exemptive relief from the SEC permitting it to issue multiple classes of common shares. The Company is authorized to issue an unlimited number of Class S, Class D and Class I Shares. Class S and Class D Shares are subject to annual distribution and servicing fees of 0.85% and 0.25%, respectively, based on the net assets attributable to the applicable class; Class I Shares are not subject to a distribution and servicing fee. As of September 30, 2026, only Class I Shares were outstanding.

ADAMS STREET CREDIT SOLUTIONS FUND AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

As of September 30, 2026, the Company had issued 3,289,117.315 Class I Shares. The following table summarizes Class I Share issuances, excluding Class I Shares issued under the Company’s DRIP (as defined below), from April 1, 2026 through September 30, 2026:

Class I
Date	Number of Shares Issued	Total Consideration (in thousands)	Issuance Price Per Share
April 1, 2026	2,500,000.000	$50,000	$20.00
May 1, 2026	336,345.362	6,800	20.22
June 1, 2026	230,757.640	4,665	20.22
July 1, 2026	113,268.541	2,288	20.20
August 3, 2026	83,485.841	1,684	20.17
September 1, 2026	17,386.585	350	20.13

Series A Preferred Shares

On April 1, 2026, the Company issued 515 12.0% Series A Cumulative Preferred Shares, par value $0.01 per share (the “Series A Preferred Shares”), for aggregate proceeds of $1,545 thousand. Pursuant to the offering arrangements, certain funding, administrative and other offering-related fees totaling $107 thousand were deducted from the subscription proceeds prior to remittance to the Company. Accordingly, the Company received net cash proceeds of $1,438 thousand.

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

Share Repurchase Program

The Company intends to commence a quarterly share repurchase program no later than 12 months after unaffiliated investors first purchased shares on May 1, 2026. Under the program, subject to the Board's discretion, the Company may offer to repurchase up to 5% of its then-outstanding shares, measured by number of shares or aggregate NAV, in each quarter. As of September 30, 2026, the Company had not commenced the program or conducted a tender offer. No Shares were repurchased during the three and nine months ended September 30, 2026.

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

ADAMS STREET CREDIT SOLUTIONS FUND AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

The following table summarizes distributions declared by the Company for the Class I Shares from April 1, 2026 through September 30, 2026:

Declaration Date	Record Date	Payment Date	Distribution per Share	Shares Outstanding on Record Date	Total Distribution Declared (in thousands)
May 22, 2026	May 26, 2026	June 8, 2026	$0.15	2,836,345.362	$425
June 23, 2026	June 24, 2026	July 9, 2026	0.15	3,067,396.606	460
July 24, 2026	July 27, 2026	August 10, 2026	0.15	3,182,454.729	477
August 24, 2026	August 25, 2026	September 9, 2026	0.15	3,268,589.822	490
September 23, 2026	September 24, 2026	October 8, 2026	0.15	3,289,117.315	493

The following table summarizes the shares issued under the DRIP during the nine months ended September 30, 2026. The reinvestment dates shown below are the effective dates of the share issuances under the DRIP.

Declaration Date	Record Date	Reinvestment Date	Class I Shares Issued	Total Consideration (in thousands)	Issuance Price per Share
May 22, 2026	May 26, 2026	June 1, 2026	293.604	$6	$20.22
June 23, 2026	June 24, 2026	July 1, 2026	1,789.582	36	20.20
July 24, 2026	July 27, 2026	August 3, 2026	2,649.252	53	20.17
August 24, 2026	August 25, 2026	September 1, 2026	3,140.908	63	20.13

Before the BDC Election, the Company declared distributions of $4,516 thousand for the period from January 1, 2026 through April 1, 2026. The Company declared no distributions for the nine months ended September 30, 2025.

Note 9 – Earnings per Share

Following the BDC Election, the Company computes earnings per share in accordance with ASC 260. Basic earnings per share is calculated by dividing the net increase (decrease) in net assets resulting from operations attributable to common shareholders by the weighted-average number of common shares outstanding during the period from April 1, 2026 through September 30, 2026. Diluted earnings per share reflects the effect of any dilutive potential common shares.

Basic and diluted earnings per Share were as follows (dollar amounts in thousands, except Share and per Share data):

Class I Shares
For the period April 1, 2026 to September 30, 2026
Net increase (decrease) in net assets resulting from operations	$2,250
Weighted average shares outstanding	3,025,161.229
Basic and diluted earnings (loss) per Share	$0.74

Note 10 – Segment Reporting

The Company operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation. The Company’s chief executive officer and chief financial officer collectively serve as the chief operating decision maker (“CODM”). The CODM assesses the performance and makes operating decisions for the Company on a consolidated basis primarily based on the Company’s net increase (decrease) in net assets resulting from operations. As the Company’s operations comprise a single reporting segment, the segment assets are reflected on the accompanying Consolidated Statements of Assets and Liabilities as “total assets” and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.

ADAMS STREET CREDIT SOLUTIONS FUND AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

Note 11 – Subsequent Events Evaluation

The Company evaluated subsequent events through the date on which the consolidated financial statements were issued and identified no events requiring recognition in, or disclosure in the notes to, these consolidated financial statements, except as discussed below.

October Capital Raise and Transfers

On October 1, 2026, the Company received proceeds of $694 thousand in connection with the issuance of 34,563.475 Class I Shares, which issuance was finalized on October 27, 2026. Effective October 1, 2026, Adams Street Partners, L.P. transferred 6,077.992 Class I Shares from its existing holdings for no consideration in connection with qualifying investor subscriptions.

Distributions

On October 26, 2026, the Company declared a distribution of $0.15 per Share, payable on November 9, 2026, to Shareholders of record as of October 27, 2026.

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

Our investment objective is to generate current income and capital appreciation. We will seek to achieve our investment objective primarily through investing in Middle Market Senior Loans, including first lien senior secured loans (which may include stand-alone first lien loans, first lien/last out loans and “unitranche” loans) and second lien senior secured loans, with the balance of our assets invested in higher-yielding investments (which may include unsecured debt, mezzanine debt and investments in equities). The Middle Market Senior Loans are generally made to private U.S. middle market companies that are, in many cases, controlled by private equity firms. We define middle market companies as those with annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) of approximately $15 million to $75 million.

Our investment strategy also includes a smaller allocation to more liquid credit investments such as broadly syndicated loans and corporate bonds. Our liquid credit instruments may include senior secured loans, senior secured bonds, high-yield bonds and structured credit instruments (including collateralized loan obligations). We intend to use these investments to maintain liquidity for our Share repurchase program and manage cash before investing subscription proceeds into originated loans, while also seeking attractive investment returns.

Under normal circumstances, we will invest at least 80% of our net assets (plus the amount of any borrowings for investment purposes) in credit-related instruments issued by corporate issuers (including loans, notes, bonds and other corporate debt securities). Our 80% policy with respect to investments in credit-related instruments is not fundamental and may be changed by the Board without the approval of Shareholders. Shareholders will be provided with at least sixty (60) days’ notice in the manner prescribed by the SEC before we make any change to this policy.

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

As a BDC and, if we qualify and elect to be treated as a RIC, for so long as we maintain such qualification, we will be required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in qualifying assets, source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of the sum of our investment company taxable income and net tax-exempt income. In addition, we and certain of our affiliates have received an exemptive order from the SEC permitting us to co-invest in portfolio companies with certain funds and accounts managed by the Adviser and its affiliates (the “Co-Investment Exemptive Order”). Co-investments made under the Co-Investment Exemptive Order are subject to compliance with certain conditions and other applicable regulatory requirements, which could limit our ability to participate in a co-investment transaction.

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

Market Conditions and Trends

The private credit market remains subject to broader macroeconomic and market conditions, including changes in benchmark interest rates, inflationary pressures, geopolitical developments and periods of volatility in the financial markets. These conditions may affect, among other things, the level of transaction activity in the middle market, the availability and cost of financing, borrower operating performance and credit quality, valuation levels and the terms on which private credit investments may be originated or refinanced. Higher base rates may increase interest income on floating rate debt investments, but may also increase debt service obligations for borrowers and the cost of our own borrowings.

We continue to monitor these conditions and their potential impact on our investment activity, portfolio companies, liquidity and results of operations. We expect to maintain our focus on senior secured credit investments, disciplined underwriting, appropriate lender protections and ongoing portfolio monitoring as we seek to build and manage our investment portfolio.

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

Expenses

Our primary operating expenses include management fees, incentive fees, professional fees, interest expense and other debt-related expenses, offering and organizational expenses and other general and administrative expenses. The Management Fee and the Incentive Fee compensate the Adviser for advisory and management services, including sourcing, diligencing, structuring and monitoring our investments. We bear all other costs and expenses relating to our operations and transactions, including:

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

We expect, but cannot assure Shareholders, that our general and administrative expenses will increase in dollar terms during periods of asset growth but will decline as a percentage of total assets during such periods.

Portfolio Composition, Asset Quality and Investment Activity

Portfolio Composition

The following table summarizes the composition of our investment portfolio at cost and fair value as of September 30, 2026 and December 31, 2025 (in thousands):

	As of September 30, 2026		As of December 31, 2025
	Cost	Fair Value	Cost	Fair Value
First Lien Loans	$142,453	$142,225	$94,929	$95,185
Equity	300	300	—	—
Short-Term Investments	727	727	—	—
Total Investments	$143,480	$143,252	$94,929	$95,185

During the nine months ended September 30, 2026, we continued to scale our investment portfolio. Total investments at fair value were $143.3 million as of September 30, 2026, compared to $95.2 million as of December 31, 2025. The change was driven primarily by new investment fundings, partially offset by paydowns on investments.

The following tables summarize certain selected information regarding the composition of our investment portfolio, excluding short-term investments, as of September 30, 2026 and December 31, 2025. The weighted average metrics below include all debt investments, as applicable, for which fair value was determined by the Adviser, in its capacity as the valuation designee pursuant to Rule 2a-5 under the 1940 Act, in conjunction with third-party valuation firms. These metrics are weighted based on the fair value of each respective debt investment. Portfolio company information used in certain calculations was derived from the most recently available portfolio company financial statements, has not been independently reviewed by us, and may reflect a normalized or adjusted amount. Accordingly, we make no representation or warranty in respect of this information. Revenues, EBITDA, gross margins and EBITDA margins reported by our portfolio companies and used in the calculations below are generally for the trailing twelve-month period.

Portfolio Composition and Operating Metrics

	As of September 30, 2026	As of December 31, 2025
Number of investments(1)	105	78
Number of portfolio companies(2)	56	47
Weighted average loan-to-value (“LTV”)(3)	43.20%	41.90%
Weighted average gross margin(4)	47.10%	51.40%
Weighted average EBITDA margin(5)	25.50%	24.20%
Weighted average yield to maturity (“YTM”)(6)	9.50%	9.50%
Percentage of total investments at fair value:(7)
First-lien debt	99.79%	100.00%
Equity	0.21%	0.00%
Percentage of debt investments at fair value:
Floating rate(8)	100.00%	100.00%
Fixed interest rate	0.00%	0.00%

(1)
Represents the number of individual investment positions held by us as of the reporting date. For purposes of this metric, separate tranches or asset positions in the same portfolio company, including term loans, delayed draw term loans, incremental delayed draw term loans, revolving loans and equity, are counted as separate investments.
(2)
Represents the number of portfolio companies in which we held one or more investments as of the reporting date. For purposes of this metric, multiple investments in the same portfolio company are counted once.
(3)
Calculated by weighting the LTV of each applicable portfolio company based on the fair value of our loan investment in such portfolio company as of the reporting date. LTV is the ratio of total debt minus cash, divided by the estimated enterprise value or value of the underlying collateral of the portfolio company. Total debt only includes the debt issued through the tranche in which we are a lender and excludes any debt that is legally and contractually subordinated in ranking to the debt owned by us. We believe this calculation method assists in describing the risk of our portfolio investments, as it takes into consideration the contractual rights of repayment of the tranche of debt owned by us relative to other senior and junior creditors of a portfolio company. “Value” represents an estimate of enterprise value of each portfolio company, a calculation that will vary by portfolio company.
(4)
Calculated by weighting each portfolio company’s gross margin based on the fair value of our loan investment in such portfolio company as of the reporting date. Gross margin is calculated as gross profit divided by total revenue of the portfolio company. Excludes three portfolio companies as of September 30, 2026, and five portfolio companies as of December 31, 2025, as those portfolio companies did not report gross margin.
(5)
Calculated by weighting each portfolio company’s EBITDA margin based on the fair value of our loan investments in such portfolio company as of the reporting date. EBITDA margin is calculated as EBITDA divided by total revenue of the portfolio company. Portfolio companies for which either EBITDA or total revenue information is not available, or for which EBITDA is not the relevant underwriting metric, are excluded from the calculation.
(6)
Calculated by weighting each loan investment’s YTM based on fair value of such investment as of the reporting date. For each investment, YTM is calculated based on the amortized cost and contractual interest rate for the investment at the end of the applicable reporting period, and assumes the investment is held until the sooner of actual maturity or a three-year assumed life with no prepayments or losses and exited at par at the end of the assumed holding period.
(7)
Calculated as a percentage of total investments at fair value excluding short-term investments.
(8)
Primarily subject to interest rate floors.

Portfolio Credit and Concentration Metrics

	As of September 30, 2026	As of December 31, 2025
Non-accrual rate(1)	0.0%	0.0%
PIK interest income as a percentage of total interest income(2)	6.8%	3.9%
Loan investments with LTV >60%(3)	7.8%	5.7%
Loan investments with interest coverage ratio ("ICR") <1.0x(4)	3.5%	0.0%
Loan investments with debt/EBITDA>6.0x(5)	13.7%	15.8%
Cumulative net realized losses as a % of net asset value ("NAV")(6)	0.0%	0.0%
Largest industry sector concentration(7)	12.6%	16.0%

(1)
Calculated as the fair value of loan investments on non-accrual status as of the reporting date divided by total loan investments at fair value as of such date.
(2)
Calculated as PIK interest income from our loan investments for the trailing twelve-month period ending on the reporting date divided by the total interest income from our loan investments for the same period. For purposes of this metric, total interest income includes cash interest income and PIK interest income and excludes fee, dividend and other income.
(3)
Calculated as the aggregate par value of loan investments for which the applicable portfolio company’s LTV exceeds 60% as of the reporting date divided by the aggregate par value of all loan investments as of such date.

(4)
Calculated as the aggregate par value of loan investments for which the applicable portfolio company’s ICR is below 1.0x as of the reporting date divided by the aggregate par value of loan investments included in the calculation as of such date. ICR is calculated as the applicable portfolio company’s EBITDA divided by its pro forma cash interest expense for the most recently available trailing twelve-month reporting period. Pro forma cash interest expense is calculated based on the portfolio company’s debt outstanding as of the end of such reporting period, using the applicable contractual cash interest spreads, any applicable interest rate floors and the applicable base rate tenor, such as three-month SOFR, corresponding to such reporting period. For purposes of this metric, cash interest expense excludes PIK interest, non-cash interest expense and amortization of fees or original issue discount. Portfolio companies for which ICR is not available are excluded from this calculation.
(5)
Calculated as the aggregate par value of loan investments for which the applicable portfolio company’s debt to EBITDA ratio is greater than 6.0x as of the reporting date divided by the aggregate par value of loan investments included in the calculation as of such date. Debt to EBITDA ratio is calculated as the applicable portfolio company’s net debt through the tranche in which we are invested divided by EBITDA as defined in, and calculated in accordance with, the portfolio company’s credit agreement for the most recently available trailing twelve-month period. For purposes of this metric, net debt generally includes debt outstanding under the tranche in which we are invested and any debt that is senior to, or pari passu with, such tranche, less cash. Portfolio companies for which the information necessary to calculate the debt to EBITDA ratio is not available or for which EBITDA is not the relevant underwriting metric are excluded from the calculation.
(6)
Calculated as the cumulative realized losses on loan investments, net of cumulative realized gains on loan investments, from the Company’s inception through the reporting date, divided by the Company’s NAV as of such date. Realized gains and losses are measured as the difference between the net proceeds received from the repayment or sale of a loan investment and the amortized cost basis of such investment, without regard to unrealized appreciation or depreciation previously recognized.
(7)
Calculated as the par value of loan investments in the industry classification representing the largest percentage of our loan investment portfolio as of the reporting date, divided by total loan investments at par value as of such date. Industry classifications are based on the Global Industry Classification Standard (GICS®) codes used in our industry composition table below.

The industry composition of the portfolio, excluding short-term investments, as of September 30, 2026 and December 31, 2025 was as follows:(1)

	As of		As of
	September 30, 2026		December 31, 2025
	% of	% of	% of	% of
	Investments	Investments	Investments	Investments
	at Cost	at Fair Value	at Cost	at Fair Value
Advertising	3	3	4	4
Aerospace & Defense	13	13	15	15
Air Freight & Logistics	1	1	2	2
Application Software	11	11	16	16
Broadcasting	1	1	1	1
Commodity Chemicals	2	2	3	3
Computer & Electronics Retail	4	4	0	0
Construction & Engineering	11	11	10	10
Diversified Real Estate Activities	0	0	0	0
Diversified Support Services	8	8	5	5
Electrical Components & Equipment	2	2	3	3
Electronic Components	1	1	0	0
Environmental & Facilities Services	1	1	0	0
Food Distributors	3	3	4	4
Gas Utilities	0	0	0	0
Health Care Equipment	0	0	1	1
Health Care Services	7	7	11	11
Health Care Supplies	1	1	1	1
Human Resource & Employment Services	0	0	0	0
Industrial Machinery & Supplies & Components	1	1	2	2
Insurance Brokers	4	4	1	1
Interactive Media & Services	2	2	4	4
IT Consulting & Other Services	4	4	2	2
Life Sciences Tools & Services	1	1	1	1
Marine Ports & Services	0	0	0	0
Other Specialty Retail	0	0	0	0
Pharmaceuticals	1	1	0	0
Real Estate Services	2	2	2	2
Specialized Consumer Services	5	5	2	2
Specialty Chemicals	8	8	8	8
Trading Companies & Distributors	3	3	2	2
	100%	100%	100%	100%

(1)
The Company uses GICS® to classify the industry groupings of its portfolio companies. Certain industries are shown as 0% due to rounding. This information is unaudited.

The weighted average investment income yields for our first lien loans, based on the amortized cost and fair value, were as follows:(1)

	As of		As of
	September 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Loans	8.9%	8.9%	8.8%	8.8%

(1)
Investment income yield is calculated as the total investment income on earning debt investments, including interest and fee income and amortization of capitalized fees and discounts, divided by the weighted average of total earning loan investments.

As of September 30, 2026, all of our first lien loan investments were performing and current on their interest payments.

Portfolio Asset Quality

As part of our risk management and monitoring process, the Adviser has developed risk assessment policies pursuant to which it regularly assesses the risk profile and monitors the performance of each of our debt and equity investments and rates each of them based on the following categories, which we refer to as “Internal Investment Ratings.” Pursuant to these risk policies, an Internal Investment Rating of 1 to 4, which ratings are defined below, is assigned to each debt or equity investment in our portfolio. The primary factors considered in assigning or changing the Internal Investment Ratings include, as applicable, financial metrics, credit trends, financial covenants, liquidity and enterprise value coverage. Our Internal Investment Ratings may not be comparable to ratings used by other firms.

Internal Investment Rating	Definition
1

The portfolio company is performing at or above expectations, and the underlying credit trends and risk factors are generally stable or favorable. Investments rated 1 involve an acceptable level of risk that is typically consistent with the risk at the time of origination or acquisition. Generally, new investments are assigned an initial Internal Investment Rating of 1 following origination or acquisition.

2

The portfolio company is performing moderately below expectations, indicating that investment risk has increased somewhat since origination or acquisition. For debt investments, while the portfolio company may be experiencing operational or financial pressures, we generally expect the portfolio company to continue meeting its contractual obligations. For equity investments, we generally expect full recovery of our invested capital.

3

The portfolio company is performing materially below expectations, indicating that investment risk has increased materially since origination or acquisition. The portfolio company may experience meaningful operational or financial challenges, including pressure on leverage or covenant compliance, requiring heightened monitoring and active engagement by us.

4

The portfolio company is performing substantially below expectations, indicating that investment risk has increased significantly since origination or acquisition. Debt investments rated 4 are likely to have some or all of the debt covenants out of compliance and payments may be delinquent. For investments with a rating of 4, full repayment of debt investments or full recovery of invested capital in equity investments is not expected, and as a result, the fair value of such investments reflects our estimate of the price that would be received to sell the investment in an orderly transaction as of the measurement date.

The Adviser monitors and, when appropriate, changes the Internal Investment Ratings assigned to each portfolio company underlying our debt and equity investments. The table below summarizes the Internal Investment Ratings assigned as of September 30, 2026 and December 31, 2025:

	As of		As of
	September 30, 2026		December 31, 2025
($ in thousands)	Fair Value	% of Fair Value	Fair Value	% of Fair Value
Internal Investment Rating 1	$138,016	96.9%	$89,101	93.6%
Internal Investment Rating 2	627	0.4%	5,768	6.1%
Internal Investment Rating 3	3,882	2.7%	316	0.3%
Internal Investment Rating 4	—	0.0%	—	0.0%
Total	142,525	100%	95,185	100%

The increase in the percentage of fair value represented by investments assigned an Internal Investment Rating of 3 as of September 30, 2026 was driven primarily by the downgrade of one portfolio company in the health care services sector and one portfolio company in the industrial machinery sector, reflecting operating performance below underwriting expectations. As of September 30, 2026 and December 31, 2025, the weighted average Internal Investment Ratings of our investment portfolio were 1.06 and 1.07, respectively.

Portfolio Investment Activity

Our portfolio investment activity for the three and nine months ended September 30, 2026 and 2025 is presented below. The table excludes short-term investments held for cash-management purposes, including money-market funds, and the related purchase and sale activity. Information presented herein is at cost unless otherwise indicated:

(in thousands)	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Total Investments at Cost, Beginning of Period	124,531	60,167	94,929	17,829
Purchase of Investments	19,082	33,820	49,750	96,978
Capitalized PIK	277	101	602	109
Amortization of Discounts	66	53	191	87
Proceeds from Sales/Repayments of Loan Investments	(1,215)	(6,554)	(2,745)	(27,353)
Realized Gains (Losses)	12	(716)	26	(779)
Total Investments at Cost, End of Period	142,753	86,871	142,753	86,871

Consolidated Results of Operations

Comparison of the three and nine months ended September 30, 2026 and 2025

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

Investment Income

Investment income for the three and nine months ended September 30, 2026 and 2025 was as follows:

(in thousands)	Three months ended September 30, 2026	Three months ended September 30, 2025	Nine months ended September 30, 2026	Nine months ended September 30, 2025
Interest income	$2,947	$2,068	$7,877	$3,307
PIK interest income	$277	$101	$602	$109
Other income	$4	$653	$32	$639
Total investment income	$3,228	$2,822	$8,511	$4,055

Interest income on our debt investments is dependent on the composition and credit quality of our portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement.

Total investment income during the three and nine months ended September 30, 2026 was driven primarily by interest income on our first lien loan investments. As of September 30, 2026 and December 31, 2025, all of our debt investments were performing and current on their interest payments, and none of our debt investments were on non-accrual status. The period-over-period change in investment income primarily reflected the continued growth of our income-producing investment portfolio and the timing of new investment fundings and repayments. Given the continued scaling of the portfolio, investment income for the periods presented may not be directly comparable.

Expenses

Expenses for the three and nine months ended September 30, 2026 and 2025 were as follows:

(in thousands)	Three months ended September 30, 2026	Three months ended September 30, 2025	Nine months ended September 30, 2026	Nine months ended September 30, 2025
Interest expense and credit facility fees	$1,258	$1,612	$4,012	$2,876
Professional fees	829	128	1,675	201
Organizational expenses	250	510	1,107	2,089
Administration fees	187	28	571	94
Management fees	199	—	324	—
Incentive fees	194	—	303	—
Offering costs	119	—	258	—
Other general and administrative expenses	44	11	168	13
Total expenses before expense support and waivers	3,080	2,289	8,418	5,273
Expense support and waivers	(1,260)	(510)	(4,416)	(2,089)
Net expenses after expense support and waivers	$1,820	$1,779	$4,002	$3,184

Interest expense and Wells Fargo Credit Facility fees decreased to $1.3 million for the three months ended September 30, 2026, from $1.6 million for the three months ended September 30, 2025. The decrease was primarily attributable to the elimination of interest expense on the Promissory Note following the contribution of its then-outstanding principal balance in exchange for Class I Shares in connection with the BDC Election. This decrease was partially offset by higher interest expense and credit facility fees on the Wells Fargo Credit Facility, primarily due to higher outstanding principal balances compared with the prior-year period. Organizational expenses decreased to $0.3 million for the three months ended September 30, 2026, from $0.5 million for the corresponding period in 2025, reflecting lower organizational costs following our commencement of operations. Professional fees and other operating expenses increased for both the three and nine months ended September 30, 2026, compared with the corresponding periods in 2025, reflecting higher legal expenses related to the BDC Election and continued growth in our asset and capital base. The Management Fee and the Incentive Fee were first incurred in 2026 following the BDC Election.

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

The following table presents a summary of the Expense Payments and reimbursements of Expense Payments since our inception (in thousands):

As of	Cumulative Expense Payments by the Adviser	Reimbursement Payments to the Adviser	Cumulative Unreimbursed Expenses
September 30, 2026	$6,272	—	$6,272
December 31, 2025	$2,563	—	$2,563

Net Investment Income (Loss)

Net investment income (loss) after giving effect to expense support and waivers of expenses for the three and nine months ended September 30, 2026 and 2025 was as follows:

(in thousands)	Three months ended September 30, 2026	Three months ended September 30, 2025	Nine months ended September 30, 2026	Nine months ended September 30, 2025
Total investment income	$3,228	$2,822	$8,511	$4,055
Total expenses before expense support and waivers	3,080	2,289	8,418	5,273
Expense support and waivers	(1,260)	(510)	(4,416)	(2,089)
Net investment income (loss) before taxes	1,408	1,043	4,509	871
Tax expense	—	—	61	—
Net investment income (loss) after taxes	$1,408	$1,043	$4,448	$871

Reflecting growth in our asset base, total investment income increased to $3.2 million and $8.5 million for the three and nine months ended September 30, 2026, respectively, from $2.8 million and $4.1 million for the corresponding periods in 2025, respectively. Total expenses before expense support and waivers increased to $3.1 million and $8.4 million for the three and nine months ended September 30, 2026, respectively, from $2.3 million and $5.3 million for the corresponding periods in 2025, respectively. We continued to rely on the expense support and waivers, which represented 89.5% and 99.3% of net investment income after taxes for the three and nine months ended September 30, 2026, respectively. Higher investment income and increased expense support and waivers, partially offset by higher expenses, contributed to an increase in net investment income after taxes to $1.4 million and $4.4 million for the three and nine months ended September 30, 2026, respectively, compared with $1.0 million and $0.9 million for the corresponding periods in 2025, respectively.

Net Realized Gains and Losses and Net Change in Unrealized Appreciation or Depreciation

Net realized gain (loss) and net change in unrealized appreciation (depreciation) for the three and nine months ended September 30, 2026 and 2025 were as follows:

(in thousands)	Three months ended September 30, 2026	Three months ended September 30, 2025	Nine months ended September 30, 2026	Nine months ended September 30, 2025
Net realized gain (loss) on investments	$12	$(716)	$26	$(779)
Net change in unrealized appreciation/ (depreciation) on investments	(290)	72	(484)	261
Net realized and unrealized gain (loss) on investments	$(278)	$(644)	$(458)	$(518)

During the three and nine months ended September 30, 2026, we did not record any realized losses on the sale of investments. We recorded realized gains on investments totaling less than $0.1 million in each period. During the three and nine months ended September 30, 2026, we recorded unrealized appreciation on 11 and 31 investments totaling approximately $0.1 million and $0.4 million, respectively, and unrealized depreciation on 78 and 68 investments totaling approximately $0.4 million and $0.8 million, respectively.

During the three and nine months ended September 30, 2025, we recorded net realized losses on the sale of four investments totaling approximately $0.8 million and $0.8 million, respectively. During the three and nine months ended September 30, 2025, we recorded unrealized appreciation on 32 and 61 investments totaling approximately $0.3 million and $0.5 million, respectively, and unrealized depreciation on 46 and 10 investments totaling approximately $0.2 million in each period.

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

Cash Flows

As of September 30, 2026 and December 31, 2025, cash and restricted cash totaled $1.7 million and $2.0 million, respectively. During the nine months ended September 30, 2026, cash and restricted cash decreased by $0.3 million. During the nine months ended September 30, 2026, net cash used in operating activities was $47.4 million, primarily driven by investment purchases of $49.8 million, partially offset by $2.7 million in proceeds from repayments and sales of investments. During the same period, net cash provided by financing activities was $47.1 million, primarily driven by $17.2 million of proceeds from the issuance of Class I Shares and Series A Preferred Shares (as defined below) and $37.5 million of net borrowings under the Wells Fargo Credit Facility, partially offset by $1.3 million of payments for financing costs and $6.3 million of cash distributions.

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

We were in compliance with the applicable asset coverage requirements at all times during the periods presented. As of September 30, 2026, our asset coverage ratio was 179.62%.

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

As of September 30, 2026, we were in compliance in all material respects with the terms of the Wells Fargo Credit Facility. See Note 5, Borrowings, to the consolidated financial statements for more information on our financing arrangements.

The Wells Fargo Credit Facility and Promissory Note consisted of the following as of September 30, 2026 and December 31, 2025:

	As of September 30, 2026
(in thousands)	Total Borrowing Amount	Borrowings Outstanding	Unused Portion(1)	Amount Available(2)
Promissory Note	$25,000	—	$25,000	$25,000
Wells Fargo Credit Facility	$140,000	$81,250	$58,750	$10,835

	As of December 31, 2025
(in thousands)	Total Borrowing Amount	Borrowings Outstanding	Unused Portion(1)	Amount Available(2)
Promissory Note	$55,000	$50,000	$5,000	$5,000
Wells Fargo Credit Facility	$100,000	$43,750	$56,250	$17,869

(1)
For the Wells Fargo Credit Facility, the unused portion is the amount upon which commitment fees are based.
(2)
For the Wells Fargo Credit Facility, the amount available for borrowing is based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

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

As of September 30, 2026, we had issued 3,289,117.315 Class I Shares. The following table summarizes activity in the number of Class I Shares issued, excluding Shares issued pursuant to our distribution reinvestment plan, during the nine months ended September 30, 2026:

Class I
Date	Number of Shares Issued	Total Consideration (in thousands)	Issuance Price Per Share
April 1, 2026	2,500,000.000	$50,000	$20.00
May 1, 2026	336,345.362	6,800	20.22
June 1, 2026	230,757.640	4,665	20.22
July 1, 2026	113,268.541	2,288	20.20
August 3, 2026	83,485.841	1,684	20.17
September 1, 2026	17,386.585	350	20.13

On April 1, 2026, we completed a private offering of the Series A Preferred Shares to unaffiliated individual investors who are “accredited investors” as defined in Regulation D of the 1933 Act. Pursuant to this private offering, we issued and sold 515 Series A Preferred Shares for an aggregate purchase price of $1.5 million. We may in the future issue additional series of preferred shares, though we have no intention to do so. The holders of the Series A Preferred Shares are subject to certain dividend, voting, liquidation and other rights that are more fully described in Note 8, Net Assets, to our consolidated financial statements.

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

The following table summarizes our Class I distributions declared from April 1, 2026 to September 30, 2026, including the number of Shares outstanding on each applicable record date and the aggregate amount of each distribution. See Note 8, Net Assets, to the consolidated financial statements for information regarding distributions declared prior to April 1, 2026:

Declaration Date	Record Date	Payment Date	Distribution Per Share	Shares Outstanding on Record Date	Total Distributions Declared (in thousands)
May 22, 2026	May 26, 2026	June 8, 2026	$0.15	2,836,345.362	$425
June 23, 2026	June 24, 2026	July 9, 2026	0.15	3,067,396.606	460
July 24, 2026	July 27, 2026	August 10, 2026	0.15	3,182,454.729	477
August 24, 2026	August 25, 2026	September 9, 2026	0.15	3,268,589.822	490
September 23, 2026	September 24, 2026	October 8, 2026	0.15	3,289,117.315	493

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

The following table reflects the Shares issued pursuant to the distribution reinvestment plan with respect to the distributions set forth above during the nine months ended September 30, 2026. The reinvestment dates shown below are the effective dates of the share issuances under the distribution reinvestment plan.

Declaration Date	Record Date	Reinvestment Date	Class I Shares Issued	Total Consideration (in thousands)	Issuance Price Per Share
May 22, 2026	May 26, 2026	June 1, 2026	293.604	$6	$20.22
June 23, 2026	June 24, 2026	July 1, 2026	1,789.582	36	20.20
July 24, 2026	July 27, 2026	August 3, 2026	2,649.252	53	20.17
August 24, 2026	August 25, 2026	September 1, 2026	3,140.908	63	20.13

Share Repurchase Program

Beginning no later than 12 months following the date on which unaffiliated investors first purchase Shares (which occurred on May 1, 2026), we intend to commence a share repurchase program pursuant to which, subject to the Board's discretion, we may offer to repurchase up to 5% of our then-outstanding Shares, either by number of Shares or aggregate NAV, in each quarter. For the three and nine months ended September 30, 2026, no repurchase of the Company's Shares was made by or on behalf of the Company.

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

Contractual Obligations

The following table shows a summary of our significant contractual principal payment obligations as of September 30, 2026. See Note 5, Borrowings, to the consolidated financial statements for information regarding obligations related to interest and commitment fees:

	Scheduled Principal Repayments on Borrowings as of September 30, 2026
(in thousands)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Wells Fargo Credit Facility	$81,250	—	—	$81,250	—

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

Off-Balance Sheet Arrangements

In the ordinary course of our business, we enter into contracts or agreements that contain indemnification provisions or warranties. Future events could occur that result in claims under these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of September 30, 2026 or December 31, 2025 for any such exposure.

We currently are and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments.

We had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of September 30, 2026, and December 31, 2025:

	Par Value as of
(in thousands)	September 30, 2026	December 31, 2025
Delayed Draw Term Loans	$3,542	$5,183
Revolver Loans	$467	—
Total unfunded commitments	$4,009	$5,183

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•
the Investment Advisory Agreement;
•
the Administration Agreement;
•
the Expense Support Agreement; and
•
a trademark license agreement (the “Trademark License Agreement”) with Adams Street Partners, LLC, an affiliate of the Adviser, pursuant to which Adams Street Partners, LLC has granted us a non-exclusive, royalty-free license to use the names “Adams Street”, “Adams Street Advisors”, “Adams Street Partners”, “ASA”, “ASP” or derivatives thereof. Under the Trademark License Agreement, we have a right to use such Adams Street names for so long as the Adviser or one of its affiliates remains our investment adviser, subject to earlier termination as described in Note 4, Related Party Transactions, to our consolidated financial statements.

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

Adams Street and/or its affiliates may contribute, from their own resources, a portion of the proceeds used to purchase Shares of the Company on behalf of certain Shareholders. Such payments may continue for a specified period of time and/or until a specified dollar amount is reached. Adams Street Partners, L.P. distributed 40,858.377 Class I Shares, from its existing holdings, for no consideration in connection with subscriptions through the period ended September 30, 2026.

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

Investments at Fair Value

We follow, and our valuation policy and procedures (the “Valuation Policy”) are consistent with, the provisions of Accounting Standards Codification Topic 820, Fair Value Measurement (“ASC 820”), which, among other matters, requires enhanced disclosures about investments that are measured and reported at fair value. ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosure of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820 requires us to assume that the portfolio investment is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, we have considered our principal market as the market in which we exit our portfolio investments with the greatest volume and level of activity. ASC 820 specifies a hierarchy of inputs to valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. In accordance with ASC 820, these inputs are summarized in the three broad levels listed below:

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

Level 2 investments held by us typically consist of public stock positions held as a result of an initial public offering of a direct investment, which are subject to sales restrictions, or whose valuations are adjusted to reflect illiquidity and/or non-transferability.

•
Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Level 3 investments held by us typically consist of privately held equity or debt securities. When observable prices are not available, management uses valuation techniques for which sufficient and reliable data is available and applied on a consistent basis. The valuation of nonmarketable, privately held investments requires significant judgment by management due to the absence of quoted market values, inherent lack of liquidity, changes in market conditions and the long-term nature of such assets.

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

The following table presents the investments carried at fair value on the Consolidated Statements of Assets and Liabilities as of September 30, 2026 and December 31, 2025 by the ASC 820 valuation hierarchy (as described above):

	As of September 30, 2026
(in thousands)	Level 1	Level 2	Level 3	Total
Investments
First Lien Loans	—	—	$142,225	$142,225
Equity	—	—	300	300
Short-Term Investments	727	—	—	727
Total Investments	727	—	142,525	143,252

	As of December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Investments
First Lien Loans	—	—	$95,185	$95,185

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
•
our management’s assessment of whether any material change in the NAV per Share has occurred (including through the realization of gains on the sale of our portfolio securities) during the period beginning on the date of the most recently disclosed NAV per Share and ending 48 hours (excluding Sundays and holidays) prior to the date on which the amount of the Drawdown is due; and

•
the magnitude of the difference between (i) a value that the Board or a committee thereof has determined reflects the current (as of a time within 48 hours, excluding Sundays and holidays) NAV of the Shares, which is based upon the NAV of the Shares disclosed in the most recent periodic report that we filed with the SEC, as adjusted to reflect our management’s assessment of any material change in the NAV of the Shares since the date of the most recently disclosed NAV of the Shares, and (ii) the NAV of the Shares as of the most recently completed calendar month.

These processes and procedures are part of our compliance policies and procedures. Records are made contemporaneously with all determinations described in this section and these records will be maintained with other records that we are required to maintain under the 1940 Act.

Notwithstanding the foregoing, no separate interim NAV determination will be required in connection with Drawdowns pursuant to which Shareholders will purchase Shares effective as of the first business day of a month, based on the NAV per Share as determined as of the last calendar day of the immediately preceding month.

Interest Income Recognition

Interest income and payment-in-kind (“PIK”) interest are recorded on an accrual basis, and interest income includes the accretion of discounts and amortization of premiums. Discounts from and premiums to par value on investments purchased are accreted or amortized into interest income over the life of the respective investment using the effective interest method. Unless such fees relate to services provided by us in connection with an investment, such as syndication, structuring, administration or diligence, all or a portion of any loan fees received by us will be deferred and amortized over the investment’s life. To the extent loans contain PIK provisions, PIK interest, computed at the contractual rates, is accrued and recorded as interest income and added to the principal balance of the loan. PIK interest income added to the principal balance is generally collected upon repayment of the outstanding principal.

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

Income Taxes

We intend to elect to be treated and to qualify annually thereafter as a RIC under Subchapter M of the Code. To qualify for a RIC tax election and, following our intended election, maintain that qualification, we must, among other requirements, meet certain annual source-of-income and quarterly asset diversification requirements. We also must annually distribute dividends for U.S. federal income tax purposes to our Shareholders out of the assets legally available for distribution of an amount generally at least equal to 90% of the sum of our investment company taxable income, determined without regard to any deduction for dividends paid, and our net tax-exempt income. We intend to distribute all of our investment company taxable income and capital gains annually in order to benefit from the deduction for dividends paid and to prevent a federal corporate net income tax liability.

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

Recent Developments

Subscriptions

We received proceeds from the issuance of Shares in the amounts set forth in the table below:

Date of Unregistered Sales	Number of Shares Issued	Total Consideration (in thousands)
As of October 1, 2026 (number of Class I Shares finalized on October 27, 2026)	34,563.475	$694

Effective October 1, 2026, Adams Street Partners, L.P. transferred 6,077.992 Class I Shares from its existing holdings for no consideration in connection with qualifying investor subscriptions.

Except as previously reported by us on our Current Reports on Form 8-K, we did not sell any securities during the period covered by this Form 10-Q that were not registered under the 1933 Act.

Distributions

We declared distributions set forth in the table below:

Declaration Date	Record Date	Payment Date	Distribution Per Share	Shares Outstanding on Record Date	Total Distributions Declared (in thousands)
October 26, 2026	October 27, 2026	November 9, 2026	$0.15	3,326,403.646	$499

Investment Activity

Subsequent to the period ended September 30, 2026 and through the date of this filing, we invested $4.0 million at cost in one portfolio company.

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

As of each of September 30, 2026 and December 31, 2025, on a fair value basis, approximately 0% of the Company’s debt investments bore interest at a fixed rate and approximately 100% of the Company’s debt investments bore interest at a floating rate. Additionally, the Wells Fargo Credit Facility bears interest based on floating SOFR rates.

Based on the Company’s Consolidated Statements of Assets and Liabilities as of September 30, 2026 and December 31, 2025, the following table estimates the potential changes in annualized net interest income resulting from hypothetical base rate changes should interest rates increase or decrease by 100, 200 or 300 basis points, considering interest rate floors for variable rate instruments and assuming no changes in the Company’s investment and borrowing structure. Interest income is calculated as revenue from interest generated from the Company’s portfolio of investments held on September 30, 2026 and on December 31, 2025, as applicable. Interest expense is calculated based on the terms of the Wells Fargo Credit Facility, using the outstanding balance as of September 30, 2026 and as of December 31, 2025, as applicable. The December 31, 2025 analysis excludes interest expense on the Promissory Note because it assumes that such interest is fully waived. Interest expense on the Wells Fargo Credit Facility is calculated using the interest rate as of September 30, 2026 and as of December 31, 2025, as applicable, adjusted for the impact of hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on the Company’s portfolio investments remain unchanged from the actual effective interest rates as of September 30, 2026 and as of December 31, 2025, as applicable. These hypothetical calculations are based on a model of the investments in the Company’s portfolio, held as of September 30, 2026 and as of December 31, 2025, as applicable, and are adjusted only for assumed changes in the underlying base interest rates.

Actual results could differ significantly from those estimated in the table.

	(in thousands)
	As of			As of
	September 30, 2026			December 31, 2025
			Increase			Increase
	Increase	Increase	(Decrease)	Increase	Increase	(Decrease)
	(Decrease)	(Decrease)	in Net	(Decrease)	(Decrease)	in Net
Change in	in Interest	in Interest	Interest	in Interest	in Interest	Interest
Interest Rates	Income	Expense	Income	Income	Expense	Income
Down 100 basis points	(1,438)	(813)	(625)	(930)	(438)	(492)
Down 200 basis points	(2,876)	(1,625)	(1,251)	(1,861)	(875)	(986)
Down 300 basis points	(4,238)	(2,438)	(1,800)	(2,709)	(1,313)	(1,396)
Up 100 basis points	1,438	813	625	930	438	492
Up 200 basis points	2,876	1,625	1,251	1,861	875	986
Up 300 basis points	4,314	2,438	1,876	2,791	1,313	1,478

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Investments in the Company involve a high degree of risk. There can be no assurance that the Company’s investment objective will be achieved. For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussed in “Item 1A. Risk Factors” in the Registration Statement. There have been no material changes since the filing of the Registration Statement to the risk factors previously disclosed therein. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial may materially affect its business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company’s unregistered sales of Class I Shares in its monthly closings for July, August and September 2026 were previously reported under Item 3.02 of the Company’s Current Reports on Form 8-K filed with the SEC on July 30, August 28 and September 29, 2026, respectively.

The Company did not conduct any repurchases of its Shares during the three months ended September 30, 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2026, none of the members of the Board or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Multiple Class Plan

On June 2, 2026, the Company obtained exemptive relief from the SEC to permit the Company to issue multiple classes of Shares with varying sales loads, contingent deferred sales charges, and/or asset-based service and/or distribution fees (the “Multi-Class Exemptive Relief”). On August 19, 2025, in anticipation of receipt of the Multi-Class Exemptive Relief, the Board voluntarily adopted an initial multiple class plan pursuant to Rule 18f-3 under the 1940 Act. On June 2, 2026, following receipt of the Multi-Class Exemptive Relief, the Board amended and restated that plan (as amended and restated, the “Multiple Class Plan”). Pursuant to the Multiple Class Plan, the Company is authorized to issue three separate classes of Shares, designated as Class S, Class D and Class I Shares. Each class of Shares is subject to certain different fees and expenses. The Company may offer additional classes of Shares in the future.

The foregoing description of the Multiple Class Plan is qualified in its entirety by reference to the Multiple Class Plan, which is incorporated by reference as Exhibit 10.2 hereto.

Distribution and Servicing Plan

On August 19, 2025, in anticipation of receipt of the Multi-Class Exemptive Relief, the Board voluntarily adopted a distribution and servicing plan pursuant to Rule 12b-1 under the 1940 Act (the “Distribution and Servicing Plan”) with respect to the Class S and

Class D Shares in order to pay to Foreside Fund Services, LLC, the distributor of the Shares, ongoing distribution and servicing fees to compensate financial industry professionals for distribution-related expenses, if applicable, and for providing ongoing services in respect of Shareholders who own Class S and Class D Shares. The Distribution and Servicing Plan operates in a manner consistent with Rule 12b-1 under the 1940 Act, which regulates the manner in which an open-end investment company may directly or indirectly bear the expenses of distributing its shares. Although the Company is not an open-end investment company, it has undertaken to comply with the terms of Rule 12b-1, as required under the terms of the Multi-Class Exemptive Relief, permitting the Company to, among other things, issue multiple classes of Shares. Class I Shares are not subject to a distribution and servicing fee and do not bear any expenses associated therewith.

The foregoing description of the Distribution and Servicing Plan is qualified in its entirety by reference to the Distribution and Servicing Plan, which is incorporated by reference as Exhibit 10.3 hereto.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description
3.1	Certificate of Trust(1)

3.2	Amended and Restated Declaration of Trust(1)

3.3	Supplement to the Amended and Restated Declaration of Trust Relating to 12.0% Series A Cumulative Preferred Shares(1)

3.4	By-Laws(1)

4.1	Form of Subscription Agreement(1)

10.1	Form of Indemnification Agreement(1)

10.2	Amended and Restated Multiple Class Plan(2)

10.3	Distribution and Servicing Plan(2)

10.4

Sixth Amendment to the Loan and Security Agreement, dated as of May 1, 2026, by and among ASP BDC Lev Facilitation LLC, as borrower, Adams Street Credit Solutions Fund, as servicer and seller, Wells Fargo Bank, National Association, as administrative agent, and each of the lenders from time to time party thereto(3)

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

(1)
Previously filed as an exhibit to the Registration Statement filed on April 1, 2026 and incorporated herein by reference.
(2)
Previously filed as an exhibit to the Quarterly Report on Form 10-Q filed on August 14, 2026 and incorporated herein by reference.
(3)
Previously filed as an exhibit to Amendment No. 1 to the Registration Statement filed on May 15, 2026 and incorporated herein by reference.

* Filed herewith.

** The certifications attached as Exhibits 32.1 and 32.2 accompany this Report pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act, and shall not be deemed “filed” by the registrant for purposes of Section 18 of the 1934 Act, and are not to be incorporated by reference into any of the registrant’s filings under the 1933 Act or the 1934 Act, except to the extent that the registrant specifically incorporates them by reference.

*** The financial information contained in these XBRL documents is unaudited.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 12, 2026

ADAMS STREET CREDIT SOLUTIONS FUND
By:	/s/ Steve Landau
Steve Landau
Chief Executive Officer
(principal executive officer)

By:	/s/ Shannon Carlin
Shannon Carlin
Vice President, Chief Financial Officer and Treasurer
(principal financial officer)